Form 10QSB
period 1996-06-30
MIDWEST FEDERAL FINANCIAL CORP
filed 1996-08-12
CIK 885722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                              ------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------    -----------------


Commission File Number:    0-20331
                       ---------------------------------------------------


     Midwest Federal Financial Corp.
- --------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Wisconsin                                                       39-1725856
- --------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


  1159 Eighth Street, Baraboo, Wisconsin                         53913
- --------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


     (608) 356-7771
- --------------------------------------------------------------------------
(Registrant's telephone number, including area code)


     N/A
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          X   YES            NO
         -------------   ------------
Registrant became subject to the filing requirements of the Act on July 7, 1992.

As of July 31, 1996, there were 2,069,998 shares, $ .01 par value, of the registrant's common stock issued and 1,626,380 shares or common shares equivalents are outstanding.

                        Midwest Federal Financial Corp.
                                 And Subsidiary

                               Table of Contents

PART I - Financial Information
- ------------------------------

Consolidated Statements of Financial Condition (unaudited)      1
Consolidated Statements of Operations (unaudited)               2
Consolidated Statements of Cash Flows (unaudited)               3
Notes to Consolidated Financial Statements (unaudited)          5
Managements discussion and Analysis of financial
Condition and Results of Operations                            12

PART II - Other Information
- ------------------------------

Item 1.      Legal Proceedings                                 14
Item 2.      Changes in Securities                             14
Item 3.      Defaults Upon Senior Securities                   14
Item 4.      Submission of Matters to Vote
               of Securities Holders                           14
Item 5.      Other Information                                 14
Item 6.      Exhibits and Reports on Form 8-K                  14


                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              (Unaudited)
                                                                               06/30/96              12/31/95
                                                                               ------------          ------------
ASSETS

Cash                                                                           $  4,676,203          $  6,332,222
Interest bearing deposits                                                            52,770               147,681
                                                                               ------------          ------------
Cash and cash equivalents                                                         4,728,973             6,479,903

Other interest-bearing deposits                                                     100,000               598,999
Loans held for sale                                                                 475,100               847,155
Securities available for sale:
  Investment securities                                                          20,732,338            24,600,319
  Mortgage-backed securities                                                     16,927,920            11,359,554
Securities held to Maturity:
  Investment securities                                                           1,300,000             2,095,025
Investment in Federal Home Loan Bank stock                                          937,500               936,100
Interest receivable on interest-bearing  deposits and investment securities         500,157               611,890
Loans receivable - net                                                          134,734,996           122,925,422
Interest receivable on loans                                                        985,373               785,172
Office properties and equipmeNT                                                   4,077,162             4,012,669
Deferred income taxes                                                               392,189                38,000
Other asset                                                                         967,534             1,088,984
Deposit Base Intangible                                                             741,296               784,901
                                                                               ------------          ------------
TOTAL ASSETS                                                                   $187,600,538          $177,164,093
                                                                               ============          ============
LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:
  Deposit accounts                                                             $151,228,244          $142,590,514
  Borrowed funds                                                                 17,250,000            16,000,000
  Advance payments by borrowers for taxes and insurance                             399,211               176,921
Accrued and other liabilities:
  Interest                                                                          602,757               657,696
  Deferred compensation and director fees                                           329,109               317,465
  Other                                                                             890,421               880,185
                                                                               ------------          ------------
Total liabilities                                                              $170,699,742          $160,622,781
                                                                               ============          ============
Commitments and contingencies

Stockholders' Equity:
  Common stock--$.01 par value:
  Authorized--3,000,000 shares
  Issued--2,069,998 shares and 1,034,999 shares respectively                         20,700                10,350
Additional Paid-in capital                                                        6,502,027             6,500,960
Retained earnings-substantially restricted                                       14,086,134            13,162,529
Unrealized Gains (Losses) on securities available for sale, net of tax             (415,600)              187,600
Loan to ESOP                                                                       (404,750)             (419,142)
Treasury stock at cost--435,118 shares and 218,559 shares respectively           (2,887,715)           (2,900,985)
                                                                               ------------          ------------
         Total Stockholders' Equity                                              16,900,796            16,541,312
                                                                               ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $187,600,538          $177,164,093
                                                                               ============          ============
See accompanying notes to consolidated financial statements

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)





                                                                              Quarter Ended             Six Months Ended
                                                                              -------------             ----------------
                                                                    06/30/96          06/30/95          06/30/96          06/30/95
                                                                    --------          --------          --------          --------
Interest and dividend income:
  Mortgage loans                                                    $2,197,304       $1,844,873       $4,220,597       $3,586,519
  Other loans                                                          886,327          800,378        1,788,451        1,518,572
  Investment securities and interest-bearing deposits                  354,625          223,425          731,269          456,485
  Mortgage-backed securities                                           241,444          145,997          443,247          301,600
  Dividends on stock in Federal Home Loan Bank                          15,000           11,925           29,860           24,869
                                                                    ----------       ----------       ----------       ----------
  TOTAL INTEREST AND DIVIDEND INCOME                                 3,694,700        3,026,599        7,213,424        5,888,045
Interest Expense:
  Deposits                                                           1,663,183        1,521,695        3,287,604        2,867,566
  Borrowed funds                                                       219,652           87,136          406,171          226,564
                                                                    ----------       ----------       ----------       ----------
TOTAL INTEREST EXPENSE                                               1,882,835        1,608,831        3,693,775        3,094,130
                                                                    ----------       ----------       ----------       ----------
Net interest income                                                  1,811,865        1,417,768        3,519,649        2,793,915
Provision for loan losses                                               52,500           25,000          105,000           55,000
                                                                    ----------       ----------       ----------       ----------
Net interest income after provision for loan losses                  1,759,365        1,392,768        3,414,649        2,738,915
                                                                    ----------       ----------       ----------       ----------
Non-interest income:
  Loan fees and service charges                                         63,704           44,812          137,089           87,181
  Deposit account fees and service charges - Net                       205,350          149,082          383,941          280,490
  Net gain on sale of investment and mortgage-backed securities         40,155           35,908          158,934           85,971
  Net gain on sale of loans                                             71,211           26,411          139,013           77,324
  Other income                                                         132,095          104,889          258,837          222,958
                                                                    ----------       ----------       ----------       ----------
TOTAL NON-INTEREST INCOME                                              512,515          361,102        1,077,814          753,924
                                                                    ----------       ----------       ----------       ----------
Operating Expenses:
  Compensation and other employee benefits                             748,437          574,037        1,426,990        1,141,461
  Occupancy                                                            193,570          185,514          396,650          337,286
  Office supplies, telephone and postage                                87,839           75,205          175,337          160,596
  Data processing                                                       90,425           84,086          180,967          185,940
  Federal deposit insurance premiums                                    67,912           65,755          137,694          131,517
  Other                                                                176,978          201,699          387,618          409,036
                                                                    ----------       ----------       ----------       ----------
  TOTAL OPERATING EXPENSES                                           1,365,161        1,186,296        2,705,256        2,365,836
                                                                    ----------       ----------       ----------       ----------
Income before provision for income taxes                               906,719          567,574        1,787,207        1,127,003
Provision for income taxes                                             323,700          209,750          643,200          412,300
                                                                    ----------       ----------       ----------       ----------
NET INCOME                                                          $  583,019        $ 357,824       $1,144,007        $ 714,703
                                                                    ==========        =========       ==========        =========
Total earning per share                                             $      .33        $     .20       $      .65        $     .40
                                                                    ==========        =========       ==========        =========

See accompanying notes to consolidated financial statements



* Earnings per share for prior periods has been restated to reflect a 2 for 1 stock dividend executed in May 1996.

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)



                                                                           Six Months Ended
                                                                       -------------------------
                                                                         06/30/96     06/30/95
                                                                        -----------  -----------
Cash Flows from operating activities:
  Net Income                                                            $ 1,144,007   $  714,703
                                                                        -----------   ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                            189,774      158,988
    Net amortization of premiums and discounts on
    Investment and mortgage-backed securities                                (7,394)      22,780
    Provision for loan losses                                               105,000       55,000
    Gain on sale of investment and mortgage-backed securities              (158,934)     (85,971)
    Dividends reinvested in Federal Home Loan Bank Stock                          0      (11,100)
    Gain on sale of loans                                                  (139,013)     (77,324)
    Origination of loans held for sale                                  (14,295,866)  (3,320,983)
    Proceeds from sale of loans originated for sale                      14,733,245    3,024,583
    Provision (credit) for deferred taxes                                   354,189     (459,800)
    Increase (decrease) in other assets                                    (165,055)    (174,311)
    Increase (decrease) in other liabilities                                (33,059)      26,718
                                                                        -----------   ----------
       Total adjustments                                                    582,887     (841,420)
                                                                        -----------   ----------
Net cash provided by operating activities                                 1,726,894     (126,717)
                                                                        -----------   ----------
Cash flows from investing activities
    Net (increase) decrease in interest-bearing deposits                    498,999     (201,999)
    Securities available for sale:
      Purchase of investment securities                                  (9,275,851)  (2,801,853)
      Proceeds from sale of investment securities                        10,218,030    2,405,486
      Proceeds from maturities of investment securities                   2,220,000    3,500,000
      Purchases of mortgage-backed securities                            (7,094,175)           0
      Proceeds from sale of mortgage-backed securities                            0    1,265,335
      Principal repayment on mortgage-backed securities                   1,258,886      414,024
   Securities held to maturity:
      Purchase of investment securities                                           0   (2,200,000)
      Proceeds from maturities of investment securities                     800,000            0
Redemption of Federal Home Loan Bank stock                                  136,100            0
Purchase of Federal Home Loan Bank Stock                                   (137,500)           0
Net increase in loans                                                   (11,809,574)  (7,438,966)
Capital expenditures                                                       (247,716)    (581,210)
Payment received on loan to ESOP                                             14,392       12,412
                                                                        -----------   ----------
Net cash used in investing activities                                   (13,418,409)  (5,626,771)
                                                                        -----------   ----------

                         MIDWEST FEDERAL FINANCIAL CORP
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

(Continued)

                                                           Six Months Ended
                                                      --------------------------
                                                        06/30/96      06/30/95
                                                      ------------  ------------
Cash Flows from financing activities:
  Net increase (decrease) in deposits                    8,637,730    11,031,788
  Net increase (decrease) in borrowed funds              1,250,000    (6,000,000)
  Net increase (decrease) in advance payments
      by borrowers for taxes and insurance                 222,290       321,424
  Net proceeds from sale of stock                                0             0
  Purchase of treasury stock                                     0             0
  Dividends paid                                          (183,775)     (110,632)
  Proceeds from the exercise of stock options               14,340        25,200
                                                       -----------   -----------
Net Cash provided by financing activities                9,940,585     5,267,780
                                                       -----------   -----------
Net increase (decrease) in cash and cash equivalents    (1,750,930)     (485,708)
Cash and cash equivalents at beginning                   6,479,903     5,876,454
                                                       -----------   -----------
Cash and cash equivalents at end                       $ 4,728,973   $ 5,390,746
                                                       ===========   ===========
Supplemental cash flow information:
 Cash paid during the period for:
  Interest on deposit accounts                           3,287,604     2,867,566
  Interest on borrowings                                   406,171       226,564
  Income taxes                                             643,200       412,300

          See accompanying notes to consolidated financial statements.

                        Midwest Federal Financial Corp.
                                 And Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of Midwest Federal Financial Corp. and Subsidiary (the Company) conform to generally accepted accounting principles and prevailing practices within the thrift industry. A summary of the more significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Midwest Federal Financial Corp., its wholly-owned subsidiary, Baraboo Federal Bank, FSB (the Bank), and the Bank's wholly-owned subsidiary, BF Financial, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. BF Financial, Inc. offers full service brokerage services and insurance annuity contracts to its customers.

CASH EQUIVALENTS
The Company generally considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE
Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Prior to fiscal 1994, investment securities and mortgage-backed and related securities held for sale were carried at the lower of cost or market value.

The cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and related securities, over the estimated life of the security. Such amortization is based on a level-yield method and is included in interest income from the respective security. Interest and dividends are included in interest and dividend income from investments. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE
Mortgage loans held for sale generally consist of current production of certain fixed-rate first mortgage loans. Mortgage loans held for sale are carried at the lower of cost (less principal payments received) or market value.

LOANS RECEIVABLE
Loans receivable are stated as unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees. Interest income is recognized using methods which approximate a level yield on principal amounts outstanding. Accrual of interest is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. At that time, any accrued but uncollected interest is reversed, and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.

LOAN FEES AND RELATED COSTS
Certain loan origination fees, commitment fees and direct loan origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts into interest income, using the level yield method, over the contractual life of the related loan.

Other origination and commitment fees not required to be recognized as a yield adjustment are included in loan fees and service charges.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FORECLOSED PROPERTIES
Real estate acquired by foreclosure or deed in lieu of foreclosure, is adjusted to its fair market value upon acquisition and is subsequently carried at the lower of cost or net realizable value. Costs related to the development and improvement of property are capitalized; holding costs are charged to expense.

ALLOWANCE FOR LOSSES ON LOANS AND FORECLOSED PROPERTIES
Management periodically reviews loans and foreclosed properties to determine whether the estimated realizable value of the related asset is less than the carrying amount. In making such determinations, consideration is given to estimated sales price, refurbishing costs, and direct holding and selling costs. When a loss is anticipated, an allowance for the estimated loss is provided. In addition, general loss allowances are established in excess of identifiable losses. This allowance is based on the Bank's own loss experience, that of the financial services industry, and management's ongoing assessment of the credit risk inherent in the portfolio.

OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income. The cost of office properties and equipment is being depreciated principally by accelerated and straight-line methods over the estimated useful lives of the assets for both financial reporting and tax reporting purposes.

INCOME TAXES
Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.

EARNINGS PER SHARE
Earnings per share of common stock for the periods ending June 30, 1996 and 1995 were computed based on consolidated net income and weighted average outstanding shares. The weighted average outstanding shares for the quarter ending June 30, 1996 and 1995 were 1,756,367 and 1,792,262 respectively. Prior periods have been restated to reflect a 2 for 1 stock dividend executed in May 1996.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING CHANGES
In December 1991, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." This statement requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not such instruments are recognized in the balance sheet. Financial instruments involve either a right or an obligation to receive or deliver cash or an equivalent to another entity. Such disclosure could be on the face of the financial statements or in footnotes thereto to the extent that such fair value is reasonably attainable, and would not necessarily result in any adjustment to the carrying amounts of such instruments on the Company's statement of financial condition. As it relates to the Company, financial instruments include primarily cash equivalents, investment securities, mortgage-backed securities, loans receivable and deposits. SFAS No. 107 has been adopted by the Company for the fiscal year ending December 31, 1995.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was subsequently amended by SFAS No. 118. This statement addresses the accounting by creditors for certain impaired loans and requires that applicable impaired loans be measured based on future cash flows or fair value of the underlying collateral. The statements have been adopted by the Company effective January 1, 1995. The adoption of SFAS No. 114 and SFAS No. 118 has had a minimal effect on the Company's financial position.

RECLASSIFICATIONS
Certain amounts in these financial statements for prior years have been reclassified to conform to the June 30, 1996 presentation.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values of investment securities available for sale.


                                                                  Gross        Gross        Estimated
                                                  Amortized    Unrealized    Unrealized       Market
                                                    Cost          Gains        Losses         Value
                                                 -----------   ----------    -----------    -----------
                 June 30, 1996
                --------------

U.S. government and agencies securities          $14,531,135     $ 12,950     $385,610     $14,158,475
Obligations of state and political subdivisions    4,381,454       39,977       57,977       4,363,454
Other                                                857,126       35,821                      892,947
Equity securities - Common stock                   1,318,062       23,750       24,350       1,317,462
                                                 -----------     --------     --------     -----------
TOTALS                                           $21,087,777     $112,498     $467,937     $20,732,338
                                                 ===========     ========     ========     ===========
               December 31, 1995
               -----------------
U.S. government and agencies securities          $20,486,905     $242,154     $     11     $20,729,048
Obligations of state and political subdivisions    2,875,769       63,957       11,356       2,928,370
Other                                                              24,000                       24,000
Equity securities - Common stock                     885,901       33,000                      918,901
                                                 -----------     --------     --------     -----------
TOTALS                                           $24,248,575     $363,111     $ 11,367     $24,600,319
                                                 ===========     ========     ========     ===========

The amortized cost and estimated market values of mortgage-backed securities available for sale.


                                                                  Gross         Gross        Estimated
                                               Amortized        Unrealized    Unrealized      Market
                                                 Cost             Gains         Losses         Value
                                              ------------      ----------    ----------    ------------
               June 30, 1996
               -------------
Participation certificates:
 FHLMC                                        $ 5,890,914     $             $ 93,415      $ 5,797,499
 FNMA                                           2,020,672       1,262         40,236        1,981,698
 GNMA                                           4,770,497       6,363         35,102        4,741,758
 SBA                                              284,830                      6,216          278,614
 Other                                            312,170       1,546                         313,716
Real estate mortgage investment Conduits
("REMICS")                                      1,871,445                     52,012        1,819,433
Adjustable rate mortgage mutual fund              346,960                      2,776          344,184
Collateralized mortgage obligations (CMO's)     1,726,593                     75,575        1,651,018
                                              -----------     -------        --------      ----------
TOTALS                                        $17,224,081     $ 9,171       $305,332      $16,927,920
                                              ============    ========      =========     ===========
             December 31, 1995
             -----------------
Participation certificates:
 FHLMC                                        $ 2,004,515     $             $ 39,527      $ 1,964,988
 FNMA                                           1,572,252       8,165          8,359        1,572,058
 GNMA                                           4,744,533      11,750         17,208        4,739,075
 SBA                                              288,088       7,117                         295,205
Collateralized mortgage Conduits (REMICS")      1,582,318      10,147                       1,592,465
Collateralized mortgage obligations (CMOs)        867,032         124         17,312          849,844
Adjustable rate mortgage mutual fund              346,960                      1,041          345,919
                                              -----------     -------       --------      -----------
TOTALS                                        $11,405,698     $37,303       $ 83,447      $11,359,554
                                              ===========     =======       ========      ===========

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







NOTE 2 - INVESTMENT SECURITIES HELD TO MATURITY



The amortized cost and estimated market values of investment securities held to maturity.



                                          Gross           Gross       Estimated
                       Amortized        Unrealized      Unrealized      Market
                          Cost            Gains           Losses        Value
                       ----------      -----------      ----------    ----------
    June 30, 1996
    -------------
U.S. Treasury
obligations and
obligations of U.S.
agencies               $1,300,000                         $4,130      $1,295,870
                                                                      ==========

                                          Gross           Gross       Estimated
                       Amortized        Unrealized      Unrealized      Market
                          Cost            Gains           Losses        Value
                       ----------      -----------      ----------    ----------
  December 31, 1995
  -----------------
U.S. Treasury
obligations and
obligations of U.S.    $2,095,025      $16,997                        $2,112,022
agencies               ==========      =======                        ==========

NOTE 3 - LOANS RECEIVABLE



Details of loans receivable


                                       06/30/96            12/31/95
                                     ------------        ------------
First Mortgage Loans:
  One-to-four family residential     $ 59,152,965        $ 59,178,880
  Multi-family residential              6,984,918           7,328,630
  Commercial                           27,698,554          18,082,781
  Construction                          5,261,584           4,661,327
                                     ------------        ------------
Total first mortgage loans             99,098,021          89,251,618
                                     ------------        ------------
Consumer and other loans:
  Home Equity                          12,769,718          12,171,585
  Consumer                             13,897,575          12,692,942
  Commercial                            9,735,926           9,032,325
  Education loans                         767,313             711,066
  Savings account                         253,010             244,217
  Agricultural                          1,461,659           1,763,872
                                     ------------        ------------
Total consumer and other loans         38,885,201          36,616,007
                                     ------------        ------------
Subtotals                             137,983,222         125,867,625


Less:
  Undisbursed Loan Proceeds             1,790,787           1,620,226
  Allowance for Estimated Losses        1,407,071           1,320,734
  Deferred Loan Fees - Net                 50,368               1,243
                                     ------------        ------------
Totals                               $134,734,996        $122,925,422
                                     ============        ============

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - DEPOSIT ACCOUNTS

Deposit accounts are summarized as follows:


                                                          06/30/96               12/31/95
                                                    ---------------------  ---------------------
                                                       Amount     Percent    Amount     Percent
                                                    ------------  -------  ------------  -------
Demand Deposit Accounts (noninterest-bearing)       $ 13,087,576    8.65%  $ 13,273,632    9.31%
Negotiable Orders of Withdrawal (NOW) Accounts
(2.25% at December 31, 1995 and at June 30, 1996)      7,817,927    5.17%     6,921,389    4.85%
Super NOW Accounts
(2.40% at December 31, 1995 and and at June 30,
1996)                                                  1,438,207    0.95%     1,663,425    1.17%
Savings Accounts
(2.25% at December 31, 1995 and at June 30, 1996)     11,887,072    7.86%    11,609,058    8.14%
Cash Management Accounts
(3.50% to 5.25% at December 31, 1995 and 3.30% to
       5.00% at June 30, 1996)                        28,418,791   18.79%    23,457,210   16.45%
Money Market Accounts
(2.40% to 3.25% December 31, 1995 and at June 30,
1996)                                                  2,716,457    1.80%     3,238,356    2.27%
Certificate Accounts:
Less than 3.00%                                           11,238    0.01%        11,204    0.01%
3.00% - 3.99%                                          1,170,600    0.77%     1,264,327    0.89%
4.00% - 4.99%                                          5,896,635    3.90%     9,652,733    6.77%
5.00% - 5.99%                                         42,764,668   28.28%    31,222,733   21.90%
6.00 - 6.99%                                          33,123,354   21.90%    37,185,191   26.07%
7.00 - over                                            2,895,719    1.92%     3,091,256    2.17%
                                                    ------------  ------   ------------  ------
Totals                                              $151,228,244  100.00%  $125,623,523  100.00%
                                                    ============  ======   ============  ======
Weighted Average Savings Interest Rate                              5.12%                  5.24%
                                                                   =====                  =====

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  RETAINED EARNINGS - SUBSTANTIALLY RESTRICTED

Under the provisions of FIRREA, the Savings Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance-sheet commitments and obligations.

The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at June 30, 1996:



                                       Tangible       Core      Risk-Based
                                        Capital      Capital      Capital
                                      -----------  -----------  -----------
Savings Bank's regulatory percentage     7.39%        7.39%       13.14%
Required regulatory percentage           1.50%        3.00%        8.00%
                                      -----------  -----------  -----------
Excess regulatory percentage             5.89%        4.39%        5.14%
                                      ===========  ===========  ===========
Savings Bank's regulatory capital     $13,707,000  $13,707,000  $15,114,000
Required regulatory capital             2,784,000    5,567,000    9,205,000
                                      -----------  -----------  -----------
Excess regulatory capital             $10,923,000  $ 8,140,000  $ 5,909,000
                                      ===========  ===========  ===========

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL DATA SUMMARY

TOTAL ASSETS
Total assets have increased by $10.4 million from December 31, 1995 to June 30, 1996. This is an increase of 5.9%. Deposit growth and to a lessor extent, borrowings, have funded increases in earning assets.

LOANS
Net loans receivable have increased by $12.2 million from December 31, 1995 to June 30, 1996, an increase of 9.9 %. Commercial mortgage loans account for $6.1 million of this increase. Adjustable rate mortgage loans, commercial and consumer loans are put into the portfolio of the Bank. Fixed rate mortgage originations continue to be sold to FHLMC.

CASH AND INVESTMENTS
Mortgage backed securities and investments have decreased by $.4 million, a decrease of 1.1%. Proceeds from this decrease in investments were used to fund loan growth.

DEPOSITS
Deposit growth from December 31, 1995, to June 30, 1996, was $8.6 million, an increase of 6.1%. Deposit growth was used to fund loans.

BORROWED FUNDS
The borrowed funds of the Bank have increased by $1.3 million. The increase in borrowed funds has helped fund loan growth.

EQUITY
Equity increased only $.4 million or 2.4% due to unrealized losses on securities available for sale. The unrealized losses are a result of a decrease in the market value of the investment portfolio as of June 30, 1996.

OPERATING DATA SUMMARY

NET INTEREST INCOME
Net interest income for the second quarter of 1996 is up 26.3% over the second quarter of 1995. The increase in net interest income is due to growth in assets of 19.0% from one year ago and a 36 basis point increase in the net interest margin. Year to date noninterest income is up 26.0% due to similar increases in asset growth and margin year to date.

NON-INTEREST INCOME
Non-interest income increased by 42.1% from the quarter ending June 30, 1995, compared to the quarter ending June 30, 1996, and is up
43.0% year to date.

NON INTEREST EXPENSE
Non-interest expenses increased by 15.1% for the quarter ending June 30, 1996 when compared to the quarter ending June 30, 1995, and is up 14.3% year to date. The primary reasons for the change are an increase in personnel costs and occupancy costs associated with asset growth.

NET INCOME
Net income for the second quarter of 1996 is 62.9% higher than the second quarter of 1995 and earnings per share increased from $ .20 to $ .33 or 65%. Net income year to date is 60.0% higher than 1995 and year to date earnings per share increased from $ .40 to $ .65, or 62.5%.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY





                              KEY OPERATING RATIOS

                                  (UNAUDITED)

                              ENDED SEPTEMBER 30,



                                                                    Three Month Period
                                                                  --------------------
                                                                     1996       1995
                                                                  --------   --------
Return on assets
(Net income divided by average assets) (1)                            1.30%       .92%
Return on average equity
(net income divided by average equity) (1)                           13.84%      9.11%
Average equity to average assets                                      9.41%     10.06%
Interest rate spread
(difference between average yield on interest earning assets and
average cost of interest bearing liabilities) (1)                     3.81%      3.42%
Net interest margin
(net interest income as a percentage of average interest
earning assets) (1)                                                   4.30%      3.94%
Non-interest expense to average assets                                3.04%      3.04%
Average interest earning assets to interest bearing deposits        110.87%    108.13%
Allowance for loan losses to total loans at end of period             1.03%      1.01%
Net charge-offs to average outstanding loans during the period         .00%       .00%
Ratio of non-performing assets to total assets                         .20%       .25%
Risk-based capital (of the Bank)                                     13.14%     13.85%
- ---------------
(1) Annualized


                           PART II. OTHER INFORMATION



 Item 1.   Legal Proceedings
 ---------------------------
           Not Applicable

 Item 2.  Changes in Securities
 ------------------------------
          Not Applicable

 Item 3.  Defaults upon Senior Securities
 ----------------------------------------
          Not Applicable

 Item 4.  Submission of Matters to Vote of Securities Holders
 ------------------------------------------------------------
          Not Applicable

 Item 5.  Other information
 --------------------------
          Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------
          During the quarter ended June 30,1996, the Registrant was not required to file any Current Reports on Form 8-K, and no reports on Form 8-K were filed.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        MIDWEST FEDERAL FINANCIAL CORP.






      /s/ Gary E. Wegner
     --------------------------------
      Gary E. Wegner, President & CEO


      /s/ Dean C. Carter
      ---------------------------------------
      Dean C. Carter, Chief Financial Officer



 Date: August 8, 1996