Form 10QSB
period 1996-09-30
MIDWEST FEDERAL FINANCIAL CORP
filed 1996-11-14
CIK 885722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                               ---------------------------------------
                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------   -----------------------

Commission File Number:    0-20331
                       ---------------------------------------------------
  Midwest Federal Financial Corp.
--------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Wisconsin                                39-1725856
--------------------------------------------------------------------------
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

1159 Eighth Street, Baraboo, Wisconsin                              53913
---------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(608) 356-7771
---------------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          X    YES        NO
                ----        ----
Registrant became subject to the filing requirements of the Act on July 7, 1992.

As of November 12, 1996, there were 2,069,998 shares, $ .01 par value, of the registrant's common stock issued and 1,634,379 shares or common shares equivalents are outstanding.

                        Midwest Federal Financial Corp.
                                 And Subsidiary

                               Table of Contents

PART I - Financial Information


Consolidated Statements of Financial Condition (unaudited)                           1
Consolidated Statements of Operations (unaudited)                                    2
Consolidated Statements of Cash Flows (unaudited)                                    3
Notes to Consolidated Financial Statements (unaudited)                               5
Managements discussion and Analysis of financial
Condition and Results of Operations                                                 12

PART II - Other Information


Item 1.                      Legal Proceedings                                      15
Item 2.                      Changes in Securities                                  15
Item 3.                      Defaults Upon Senior Securities                        15
Item 4.                      Submission of Matters to Vote
                                   of Securities Holders                            15
Item 5.                      Other Information                                      15
Item 6.                      Exhibits and Reports on Form 8-K                       15

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                (UNAUDITED)

                                                                                 09/30/96              12/31/95
                                                                                 --------              --------
ASSETS
Cash                                                                           $  6,792,499          $  6,332,222
Interest bearing deposits                                                            18,375               147,681
                                                                               ------------          ------------
Cash and cash equivalents                                                         6,810,874             6,479,903
Other interest-bearing deposits                                                     100,000               598,999
Loans held for sale                                                                 688,750               847,155
Securities available for sale:
  Investment securities                                                          18,686,835            24,600,319
  Mortgage-backed securities                                                     17,952,719            11,359,554
Securities held to Maturity:
  Investment securities                                                           1,300,000             2,095,025
Investment in Federal Home Loan Bank stock                                        1,205,000               936,100
Interest receivable on interest-bearing  deposits and investment securities         538,374               611,890
Loans receivable - net                                                          140,330,695           122,925,422
Interest receivable on loans                                                        996,566               785,172
Office properties and equipment                                                   4,020,069             4,012,669
Deferred income taxes                                                               178,189                38,000
Other asset                                                                       1,179,029             1,088,984
Deposit Base Intangible                                                             719,493               784,901
                                                                               ------------          ------------
TOTAL ASSETS                                                                   $194,706,593          $177,164,093
                                                                               ============          ============
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
  Deposit accounts                                                             $153,277,980          $142,590,514
  Borrowed funds                                                                 22,100,000            16,000,000
  Advance payments by borrowers for taxes and insurance                             513,103               176,921
Accrued and other liabilities:
  Interest                                                                          611,330               657,696
  Deferred compensation and director fees                                           346,265               317,465
  Other                                                                           1,517,988               880,185
                                                                               ------------          ------------
    Total liabilities                                                           178,366,666           160,622,781
                                                                               ------------          ------------
Commitments and contingencies
Stockholders' Equity:
  Common Stock--$.01 par value:
   Authorized--3,000,000 shares
   Issued--2,069,998 shares and 1,034,999 shares respectively                        20,700                10,350
Additional Paid-in capital                                                        6,495,310             6,500,960
Retained earnings-substantially restricted                                       14,030,898            13,162,529
Unrealized Gains (Losses) on securities available for sale, net of tax             (289,000)              187,600
Loan to ESOP                                                                       (389,353)             (419,142)
Treasury stock at cost--466,018 shares and 437,118 shares respectively           (3,528,628)           (2,900,985)
                                                                               ------------          ------------
   Total Stockholders' equity                                                    16,339,927            16,541,312
                                                                               ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $194,706,593          $177,164,093
                                                                               ============          ============

See accompanying notes to consolidated financial statements

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                                            Quarter Ended                 Nine Months Ended
                                                                            -------------                 -----------------
                                                                    09/30/96          09/30/95        09/30/96          09/30/95
                                                                    --------          --------        --------          ---------
Interest and dividend income:
 Mortgage loans                                                    $2,266,211        $1,951,714     $ 6,486,808        $5,538,233
 Other loans                                                          915,025           880,247       2,703,476         2,398,819
 Investment securities and interest-bearing deposits                  362,606           304,526       1,093,875           761,011
 Mortgage-backed securities                                           285,950           123,511         729,197           425,111
 Dividends on stock in Federal Home Loan Bank                          18,679            10,500          48,539            35,369
                                                                   ----------        ----------     -----------        ----------
TOTAL INTEREST AND DIVIDEND INCOME                                  3,848,471         3,270,498      11,061,895         9,158,543
                                                                   ----------        ----------     -----------        ----------
Interest Expense:
 Deposits                                                           1,722,391         1,595,250       5,009,995         4,462,817
 Borrowed funds                                                       308,037            93,764         714,208           320,328
                                                                   ----------        ----------     -----------        ----------
 TOTAL INTEREST EXPENSE                                             2,030,428         1,689,014       5,724,203         4,783,145
                                                                   ----------        ----------     -----------        ----------
Net interest income                                                 1,818,043         1,581,484       5,337,692         4,375,399
Provision for loan losses                                             145,000            45,000         250,000           100,000
                                                                   ----------        ----------     -----------        ----------
Net interest income after provision for loan losses                 1,673,043         1,536,484       5,087,692         4,275,399
                                                                   ----------        ----------     -----------        ----------
Non-interest income:
 Loan fees and service charges                                         60,520            53,566         197,609           140,747
 Deposit account fees and service charges - Net                       207,612           181,371         591,553           461,861
 Net gain on sale of investment and mortgage-backed securities        100,008             4,825         258,942            90,796
 Net gain on sale of loans                                            213,805            46,013         352,818           123,337
 Other income                                                         141,274           106,681         400,111           311,239
                                                                   ----------        ----------     -----------        ----------
TOTAL NON-INTEREST INCOME                                             723,219           392,457       1,801,033         1,127,980
                                                                   ----------        ----------     -----------        ----------
 Operating Expenses:
 Compensation and other employee benefits                             755,933           607,527       2,182,923         1,748,988
 Occupancy                                                            192,539           174,520         589,189           511,806
 Office supplies, telephone and postage                                92,215            71,652         267,552           232,248
 Data processing                                                       89,708            85,059         270,674           270,999
 Federal deposit insurance premiums                                   914,121            73,747       1,051,815           205,264
 Other                                                                203,430           225,260         591,048           615,895
                                                                   ----------        ----------     -----------        ----------
 TOTAL OPERATING EXPENSES                                           2,247,946         1,237,765       4,953,201         3,585,200
                                                                   ----------        ----------     -----------        ----------
Income before provision for income taxes                              148,316           691,176       1,935,523         1,818,179
Provision for income taxes                                             45,600           253,100         688,800           665,400
                                                                   ----------        ----------     -----------        ----------
NET INCOME                                                         $  102,716        $  438,076     $ 1,246,723        $1,152,779
                                                                   ==========        ==========     ===========        ==========
Total earning per share                                            $      .06        $      .25     $       .73        $      .65
                                                                   ==========        ==========     ===========        ==========



See accompanying notes to consolidated financial statements



* Earnings per share for prior periods have been restated to reflect a 2 for 1 stock dividend executed in May 1996.

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)



                                                                               Nine Months Ended
                                                                               -----------------
                                                                         09/30/96           09/30/95
                                                                         --------           --------
Cash Flows from operating activities:
 Net Income                                                          $  1,246,723        $ 1,152,779
                                                                     ------------        -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                           282,224            241,038
   Net amortization of premiums and discounts on
   Investment and mortgage-backed securities                               12,636             27,035
   Provision for loan losses                                              250,000            100,000
   Gain on sale of investment and mortgage-backed securities             (258,942)           (90,796)
   Dividends reinvested in Federal Home Loan Bank Stock                         0            (11,100)
   Gain on sale of loans                                                 (352,818)          (123,338)
   Origination of loans held for sale                                 (18,693,960)        (8,393,858)
   Proceeds from sale of loans originated for sale                     18,834,706          8,624,708
   Provision (credit) for deferred taxes                                  140,189           (496,511)
   Increase (decrease) in other assets                                     24,637           (826,748)
   Increase (decrease) in other liabilities                               620,237            217,005
                                                                     ------------        -----------
     Total adjustments                                                    858,909           (732,565)
                                                                     ------------        -----------
Net cash provided by operating activities                               2,105,632            420,214
                                                                     ------------        -----------
Cash flows from investing activities
    Net (increase) decrease in interest-bearing deposits                  498,999           (201,999)
    Securities available for sale:
      Purchase of investment securities                               (10,365,272)        (9,774,313)
      Proceeds from sale of investment securities                      13,509,854          2,405,486
      Proceeds from maturities of investment securities                 2,220,000          3,500,000
      Purchases of mortgage-backed securities                          (8,577,941)                 0
      Proceeds from sale of mortgage-backed securities                          0          2,106,749
      Principal repayment on mortgage-backed securities                 1,780,967            819,871
    Securities held to maturity:
      Purchase of investment securities                                         0         (2,994,800)
      Proceeds from maturities of investment securities                   800,000                  0
Redemption of Federal Home Loan Bank stock                                136,100                  0
Purchase of Federal Home Loan Bank Stock                                 (268,900)                 0
Net increase in loans                                                 (17,405,273)        (9,408,849)
Capital expenditures                                                     (283,073)          (665,018)
Payment received on loan to ESOP                                           29,789             19,135
                                                                     ------------        -----------
Net cash used in Investing activities                                 (17,924,750)       (14,193,738)
                                                                     ------------        -----------

                         MIDWEST FEDERAL FINANCIAL CORP
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

(Continued)

                                                               Nine Months Ended
                                                               -----------------

                                                        09/30/96           09/30/95
                                                        --------           --------
Cash Flows from financing activities:
  Net increase (decrease) in deposits                  10,687,466         15,062,888
  Net increase (decrease) in borrowed funds             6,100,000         (1,000,000)
  Net increase (decrease) in advance payments
   by borrowers for taxes and insurance                   336,182            551,076
  Net proceeds from sale of stock                               0                  0
  Purchase of treasury stock                             (751,688)          (402,373)
  Dividends paid                                         (304,148)          (166,241)
  Proceeds from the exercise of stock options              82,277             25,200
                                                      -----------        -----------
Net Cash provided by financing activities              16,150,089         14,070,550
                                                      -----------        -----------
Net increase (decrease) in cash and cash equivalents      330,971            297,026
Cash and cash equivalents at beginning                  6,479,903          5,876,454
                                                      -----------        -----------
Cash and cash equivalents at end                      $ 6,810,874        $ 6,173,480
                                                      ===========        ===========
Supplemental cash flow information:
 Cash paid during the period for:
  Interest on deposit accounts                        $ 5,009,995        $ 4,462,817
  Interest on borrowings                                  714,208            320,328
  Income taxes                                            688,800            665,400

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

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Midwest Federal Financial Corp., its wholly-owned subsidiary, Baraboo Federal Bank, FSB (the Bank), and the Bank's wholly-owned subsidiary, BF Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. BF Financial Services, Inc. offers full service brokerage services and insurance annuity contracts to its customers.

CASH EQUIVALENTS
The Company generally considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

INVESTMENT IN SECURITIES
The Company's investments in securities are classified in two categories and accounted for as follows:

     Securities held to maturity - Debt and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

     Securities available for sale - Securities available for sale consist of equity securities and certain debt and mortgage backed securities not classified as securities held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized, if judged to be temporary.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

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

INTANGIBLES
The deposit base intangible is being amortized on a straight-line basis over a ten-year period.

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

PER SHARE AMOUNTS
Earnings per share are based on the weighted average number of common shares outstanding during each period and common stock equivalent shares, using the treasury share method, as adjusted for the two-for-one stock split effected in the form of a dividend during 1996. Primary and fully diluted earnings per share are the same. The Company's common stock equivalents consist entirely of stock options. The resulting weighted average number of shares used in computing earnings per share for the quarter ending September 30, 1996 and 1995 were 1,744,313 and 1,795,836 respectively. The resulting weighted average number of shares used in computing earnings per share for the year to date period ending September 30, 1996 and 1995 were $1,746,177 and $1,785,954. All other references to numbers of shares and dividends per share in these financial statements have also been restated to reflect the stock split effected in the form of a dividend.

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

The financial Accounting Standards board (FASB) issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in March 1995. SFAS No. 121 requires long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The statement also requires long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell (except assets covered by APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"). This statement has been adopted by the Company on January 1, 1996. The adoption of SFAS No. 121 is not anticipated to have a significant impact on the Company's financial condition or results of operations once implemented.

The FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" in May 1995. SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. The total cost of the mortgage loan will be allocated between the relative fair values of the loan and the mortgage servicing rights. The cost allocated to mortgage servicing rights will be recognized as a separate asset and amortized over the period of estimated servicing income. This statement has been adopted by the Company as of January 1, 1996. The actual impact of adoption is contingent on the future levels of mortgage loan sales.

The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages a "fair value based method" of accounting for stock-based compensation plans. Upon adoption of SFAS No. 123, the Company will be required to disclose in the notes to the financial statements the difference between the "fair value method" and the "intrinsic value method" as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees". The Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25 on the Company's financial statements. SFAS No. 123 is required to be adopted as of January 1, 1996 and will not have a significant impact on the Company's financial condition or results of operations.

RECLASSIFICATIONS
Certain amounts in these financial statements for prior years have been reclassified to conform to the September 30, 1996 presentation.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values of investment securities available for sale.


                                                                Gross        Gross      Estimated
                                                  Amortized   Unrealized  Unrealized     Market
                                                    Cost        Gains       Losses        Value
                                                 -----------  ----------  -----------  -----------
              September 30, 1996
              ------------------
U.S. government and agencies securities          $12,542,019    $ 41,238     $216,685  $12,366,572
Obligations of state and political subdivisions    4,578,338      21,499       29,308    4,570,529
Other                                                857,385      20,933                   878,318
Equity securities - Common stock                     794,416      88,262       11,262      871,416
                                                 -----------    --------     --------  -----------
    TOTALS                                       $18,772,158    $171,932     $257,255  $18,686,835
                                                 ===========    ========     ========  ===========
               December 31, 1995
               -----------------
U.S. government and agencies securities          $20,486,905    $242,154     $     11  $20,729,048
Obligations of state and political subdivisions    2,875,769      63,957       11,356    2,928,370
Other                                                             24,000                    24,000
Equity securities - Common stock                     885,901      33,000                   918,901
                                                 -----------    --------     --------  -----------
    TOTALS                                       $24,248,575    $363,111     $ 11,367  $24,600,319
                                                 ===========    ========     ========  ===========

The amortized cost and estimated market values of mortgage-backed securities available for sale.


                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                Cost        Gains       Losses       Value
                                             -----------  ----------  ----------  ------------
            September 30, 1996
            ------------------
Participation certificates:
  FHLMC                                      $ 5,722,384     $   982    $ 81,710   $ 5,641,656
  FNMA                                         4,091,338      19,560      64,150     4,046,748
  GNMA                                         4,599,204       4,945      37,229     4,566,920
  SBA                                            283,099         570                   283,669
  Other                                          312,698       4,529                   317,227
Real estate mortgage investment Conduits
("REMICS")                                     2,158,204       2,906      47,771     2,113,339
Adjustable rate mortgage mutual fund             346,960                   2,776       344,184
Collateralized mortgage obligations (CMO's)      664,509                  25,533       638,976
                                             -----------     -------    --------   -----------
    TOTALS                                   $18,178,396     $33,492    $259,169   $17,952,719
                                             ===========     =======    ========   ===========
             December 31, 1995
             -----------------
Participation certificates:
  FHLMC                                      $ 2,004,515     $          $ 39,527   $ 1,964,988
  FNMA                                         1,572,252       8,165       8,359     1,572,058
  GNMA                                         4,744,533      11,750      17,208     4,739,075
  SBA                                            288,088       7,117                   295,205
Collateralized mortgage Conduits (REMICS")     1,582,318      10,147                 1,592,465
Collateralized mortgage obligations (CMOs)       867,032         124      17,312       849,844
Adjustable rate mortgage mutual fund             346,960                   1,041       345,919
                                             -----------     -------    --------   -----------
    TOTALS                                   $11,405,698     $37,303    $ 83,447   $11,359,554
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




                                                                                       Gross         Gross      Estimated
                                                                      Amortized      Unrealized    Unrealized    Market
                                                                        Cost           Gains         Losses      Value
 September 30, 1996                                                  ---------      ----------     ----------   ---------
 ------------------
U.S. Treasury obligations and obligations of U.S. agencies           $1,300,000       $   120       $10,190    $1,289,930
                                                                     ==========       =======       =======    ==========

                                                                                       Gross         Gross      Estimated
                                                                      Amortized      Unrealized    Unrealized    Market
                                                                        Cost           Gains         Losses      Value
  December 31, 1995                                                  ---------      ----------     ----------   ---------
  -----------------
U.S. Treasury obligations and obligations of U.S. agencies           $2,095,025       $16,997                  $2,112,022
                                                                     ==========       =======                  ==========

NOTE 3 - LOANS RECEIVABLE

Details of loans receivable



                                        09/30/96            12/31/95
                                        --------            --------
First Mortgage Loans:
 One-to-four family residential      $ 59,717,432        $ 59,178,880
 Multi-family residential               6,683,639           7,328,630
 Commercial                            30,812,397          18,082,781
 Construction                           6,134,307           4,661,327
                                     ------------        ------------
Total first mortgage loans            103,347,775          89,251,618
 Consumer and other loans:
 Home Equity                           13,807,034          12,171,585
 Consumer                              14,678,076          12,692,942
 Commercial                             8,939,799           9,032,325
 Education loans                          947,413             711,066
 Savings account                          304,738             244,217
 Agricultural                           1,470,342           1,763,872
                                     ------------        ------------
Total consumer and other loans         40,147,402          36,616,007
                                     ------------        ------------
Subtotals                             143,495,177         125,867,625
Less:
 Undisbursed Loan Proceeds              1,687,281           1,620,226
 Allowance for Estimated Losses         1,482,198           1,320,734
 Deferred Loan Fees - Net                  (4,997)              1,243
                                     ------------        ------------
 Totals                              $140,330,695        $122,925,422
                                     ============        ============


                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - DEPOSIT ACCOUNTS

Deposit accounts are summarized as follows:


                                                                             09/30/96                   12/31/95
                                                                             --------                   --------
                                                                            Amount      Percent    Amount      Percent
Demand Deposit Accounts (noninterest-bearing)                             $ 13,537,598    8.83%  $ 13,273,632    9.31%

Negotiable Orders of Withdrawal (NOW) Accounts
(2.25% at December 31, 1995 and at September 30, 1996)                       8,455,578    5.52%     6,921,389    4.85%
Super NOW Accounts
(2.40% at December 31, 1995 and at September 30, 1996)                       1,473,257    0.96%     1,663,425    1.17%

Savings Accounts
(2.25% at December 31, 1995 and at September 30, 1996)                      11,403,485    7.44%    11,609,058    8.14%

Cash Management Accounts
(3.50% to 5.25% at December 31, 1995 and 3.30% to
5.00% at September 30, 1996)                                                27,816,528   18.15%    23,457,210   16.45%

Money Market Accounts
(2.40% to 3.25% December 31, 1995 and at                                     3,180,388    2.07%     3,238,356    2.27%
September 30, 1996)

Certificate Accounts:
                                                                                 8,566    0.00%        11,204    0.01%
Less than 3.00%                                                              1,287,617    0.84%     1,264,327    0.89%
3.00% - 3.99%                                                                4,500,793    2.94%     9,652,733    6.77%
4.00% - 4.99%                                                               46,287,341   30.20%    31,222,733   21.90%
5.00% - 5.99%                                                               32,727,019   21.35%    37,185,191   26.07%
6.00 - 6.99%                                                                 2,599,810    1.70%     3,091,256    2.17%
                                                                          ------------  -------  ------------  -------
7.00 - over                                                               $153,277,980  100.00%  $142,590,514  100.00%
Totals

Weighted Average Savings Interest Rate                                                    5.13%                  5.24%
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

The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 1996:



                                        Tangible       Core      Risk-Based
                                        Capital       Capital      Capital
                                      ------------  -----------  -----------
Savings Bank's regulatory percentage     7.13%         7.13%       12.07%
Required regulatory percentage           1.50%         3.00%        8.00%
                                      -----------   -----------  -----------
Excess regulatory percentage             5.63%         4.13%        4.07%
                                      -----------   -----------  -----------
Savings Bank's regulatory capital     $13,765,000   $13,765,000  $15,247,000
Required regulatory capital             2,895,000     5,790,000   10,101,000
                                      -----------   -----------  -----------
Excess regulatory capital             $10,870,000   $ 7,975,000  $ 5,146,000
                                      ===========   ===========  ===========

NOTE 6 - SAIF ASSESSMENT

Midwest Federal Financial Corp. has taken a one-time $506 thousand after tax charge against earnings for the third quarter, 1996. The one-time assessment, which affected all SAIF insured FDIC depository institutions, was a result of legislation passed to fully fund the Savings Association Insurance Fund (SAIF). The legislation was signed into law by President Clinton on September 30, 1996. The special assessment was fully and eagerly anticipated by Midwest Federal. The decline in FDIC insurance cost from an annual charge of 23.4 basis points to 6.4 basis points, (which occurs as a result of this assessment), will have a long-term positive effect on our ability to compete for deposits in our marketplace.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL DATA SUMMARY

TOTAL ASSETS
Total assets have increased by $17.5 million from December 31, 1995 to September 30, 1996. This is an increase of 9.9%. Deposit growth and borrowings, have funded increases in earning assets.

LOANS
Net loans receivable have increased by $17.4 million from December 31, 1995 to September 30, 1996, an increase of 14.2 %. Commercial mortgage loans account for $13.5 million of this increase. Adjustable rate mortgage loans, commercial and consumer loans are put into the portfolio of the Bank. Fixed rate mortgage originations continue to be sold to FHLMC.

CASH AND INVESTMENTS
Mortgage backed securities and investments have decreased by $.1 million, a decrease of .3%. Proceeds from this decrease in investments were used to fund loan growth.

DEPOSITS
Deposit growth from December 31, 1995, to September 30, 1996, was $10.7 million, an increase of 7.5%. Deposit growth was used to fund loan growth.

BORROWED FUNDS
The borrowed funds of the Bank have increased by $6.0 million, or 38.1%. The increase in borrowed funds has helped fund loan growth.

EQUITY
Equity is down $.2 million or 1.2% due to the purchase of Midwest Stock for treasury and unrealized losses on securities available for sale. The unrealized losses of $289,000 are a result of a decrease in the market value of the investment portfolio as of September 30, 1996. Additionally, the one time FDIC insurance assessment had a negative $506,000 after tax impact to the retained earnings section of total equity.

OPERATING DATA SUMMARY

NET INTEREST INCOME
Net interest income for the third quarter of 1996 is up 15.0% over the third quarter of 1995. The increase in net interest income is due to growth in assets of 16.1% from one year ago. Year to date net interest income is up 22.0% due to increases in asset growth and margin year to date.

NON-INTEREST INCOME
Non-interest income increased by 84.3% from the quarter ending September 30, 1995, compared to the quarter ending September 30, 1996, and is up 59.7% year to date. Year to date increases in loan and deposit fee income of 40.4% and 28.1% are due to growth and the company's focus on opportunities in these areas. Year to date gains on sale of investment securities are up $168,000 from last year due to investment strategies designed to take advantage of rate swings. Year to date gains on sale of loans have increased primarily due to the implementation of FAS 122 "Accounting for Mortgage Service Rights" in calendar year 1996.

NON INTEREST EXPENSE
Non-interest expenses increased by 81.6% for the quarter ending September 30, 1996 when compared to the quarter ending September 30, 1995, and is up 38.2% year to date. The primary reason for the increase is a one time FDIC insurance assessment of $842,600 booked on 09/30/96. The lower FDIC insurance premium resulting from the assessment will allow a 3.5 year recovery of the assessment.

NET INCOME
Net income for the third quarter of 1996 is down 83% from the third quarter of 1995 and earnings per share decreased from $ .25 to $ .06. Net income year to date is 8.2% higher than 1995 and year to date earnings per share increased from $ .65 to $ .73, or 12.3%.

Net income for the third quarter, exclusive of the one time FDIC assessment, would have been up $609,000 or $.35 per share, up 39% from the quarter ending September 30, 1995. Exclusive of the FDIC assessment, year to date 1996 earnings would have been 52% above year to date 1995 earnings.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY





                              KEY OPERATING RATIOS

                                  (UNAUDITED)

                              ENDED SEPTEMBER 30,



                                                                   Three Month Period
                                                                  --------------------
                                                                      1996       1995
                                                                      ----       ----
Return on assets
(Net income divided by average assets) (1) (2)                         .21%      1.08%

Return on average equity
(net income divided by average equity) (1) (3)                        2.44%     10.86%

Average equity to average assets                                      8.78%      9.95%

Interest rate spread
(difference between average yield on interest earning assets and
average cost of interest bearing liabilities) (1)                     3.62%      3.59%

Net interest margin
(net interest income as a percentage of average interest
earning assets) (1)                                                   4.10%      4.19%

Non-interest expense to average assets (1) (4)                        4.69%      3.06%

Average interest earning assets to interest bearing deposits        110.57%    113.50%

Allowance for loan losses to total loans at end of period             1.04%      1.02%

Net charge-offs to average outstanding loans during the period         .05%       .00%

Ratio of non-performing assets to total assets                         .24%       .00%

Risk-based capital (of the Bank)                                     12.08%     14.09%

------------------------------------------------------------
(1) Annualized
(2) Before one time FDIC assessment:  1.27%  (1)
(3) Before one time FDIC assessment: 14.45%  (1)
(4) Before one time FDIC assessment:  2.93%  (1)

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

          Not Applicable

Item 2.  Changes in Securities

          Not Applicable

Item 3.  Defaults upon Senior Securities

          Not Applicable

Item 4.  Submission of Matters to Vote of Securities Holders

          Not Applicable

Item 5.  Other information

          Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         During the quarter ended September 30,1996, the Registrant was not required to file any Current Reports on Form 8-K, and no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MIDWEST FEDERAL FINANCIAL CORP.




     /S/ Gary E. Wegner
--------------------------------------------
     Gary E. Wegner, President & CEO


     /S/  Dean C. Carter
--------------------------------------------
     Dean C. Carter, Chief Financial Officer



Date: November 12, 1996