Form 10KSB
period 1996-12-31
MIDWEST FEDERAL FINANCIAL CORP
filed 1997-03-28
CIK 885722

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

   (MARK ONE)
      [X]        ANNUAL REPORT UNDER TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT UNDER TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number: 1-10743

                        MIDWEST FEDERAL FINANCIAL CORP.
                 (Name of small business issuer in its charter)

                         WISCONSIN                                     39-1725856
       (State or other jurisdiction of incorporation                (I.R.S. Employer
                      or organization)                             Identification No.)
           1159 EIGHTH STREET, BARABOO, WISCONSIN                         53913
          (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (608) 356-7771
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. Yes [X] No [ ]

     The registrant's revenues for the fiscal year ended December 31, 1996 were $17,250,242.

     As of March 14, 1997, there were issued and outstanding 1,621,629 shares of the registrant's voting common stock, which is listed for trading on the Nasdaq "SmallCap" Market under the symbol "MWFD." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices of the registrant's common stock as quoted on the Nasdaq on March 14, 1997 was $23,374,943 (1,335,711 shares at $17.50 per share). The
Baraboo Federal Bank, FSB Employee Stock Ownership Plan is considered a non-affiliate for the purpose of determining the aggregate market value of the Registrants' outstanding voting stock.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Notice and Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 24, 1997. (Part III)

Transitional Small Business Format (check one): YES
------     NO  x

                         FORM 10-KSB TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
Part I
  Item 1  Description of Business.....................................     1
  Item 2  Description of Properties...................................    28
  Item 3  Legal Proceedings...........................................    29
  Item 4  Submission of Matters to a Vote of Security Holders.........    29
Part II
  Item 5  Market for Common Equity and Related Stockholder Matters....    29
  Item 6  Management's Discussion and Analysis........................    31
  Item 7  Financial Statements........................................    38
Part III
  Item 8  Changes in and Disagreements with Accountants...............    58
  Item 9  Directors and Executive Officers of the Registrant..........    58
  Item
     10   Executive Compensation......................................    58
  Item    Security Ownership of Certain Beneficial Owners and
     11   Management..................................................    58
  Item
     12   Certain Relationships and Related Transactions..............    59
  Item
     13   Exhibits and Reports on Form 8-K............................    59
Signatures............................................................    60

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Midwest Federal Financial Corp. ("Midwest Federal" or the "Corporation"), a Wisconsin corporation, became the unitary savings and loan holding company for Baraboo Federal Bank, FSB ("Baraboo Federal" or the "Bank") upon the Bank's conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion") on June 30, 1992. At December 31, 1996, the Corporation had consolidated total assets of $196.3 million and consolidated stockholders' equity of $16.9 million. Midwest Federal's main business activity is holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

     The Bank commenced operations in 1934 as a federally chartered mutual savings bank. At December 31, 1996, the Bank had total assets, deposits and stockholders' equity of $194.6 million, $153.0 million and $15.0 million, respectively. The Bank conducts its business through its main office and two limited service offices located in Baraboo, Wisconsin and six full service offices located in Sauk Prairie, Portage, Lodi, Kingston, and Dalton, Wisconsin. The Kingston and Dalton branches were purchased in December 1994. A Trust department was developed and started operations in December 1994, offering a full line of personal trust services.

     The Bank provides its customers with a full array of community banking services. The Bank is primarily engaged in the business of attracting deposits from the general public and originating mortgage loans which are secured by one- to four-family residential properties. To a lesser extent, the Bank originates loans secured by commercial real estate and multi-family properties and commercial business and consumer loans.

     The Bank has historically been a traditional lender on owner occupied, one- to four-family residential properties located in its primary market area. At December 31, 1996, $61.5 million, or 41.8%, of the Bank's $144.2 million loan portfolio, consisted of loans secured by one- to four-family residential properties. The Bank's focus on residential lending has resulted in relatively low loan delinquencies compared to other SAIF-insured associations in Wisconsin and Illinois, the states included in the OTS Chicago District. At December 31, 1996, the Bank's nonperforming assets totaled $401,633, or .21% of its total assets which compares favorably to other SAIF-insured associations in the OTS Chicago District.

     Since 1988, management has significantly increased the Bank's portfolio of first mortgage loans on commercial and multi-family residential real estate, principally in the Bank's primary market area. Collectively, such loans have increased from $5.5 million, or 10.7% of the Bank's loan portfolio at September 30, 1988, to $41.4 million, or 28.1% of the Bank's loan portfolio at December 31, 1996. While this lending generally provides greater yields than residential mortgage lending and has a positive effect on the Bank's one-year interest sensitivity gap, it involves a significantly higher degree of credit risk.

     In an effort to make the yields on its loan portfolio and investments more able to adjust to changes in interest rates and to improve net income in other ways, the Bank has implemented the following strategy: (i) the origination of adjustable-rate residential mortgage loans ("ARMs") for the Bank's portfolio,
(ii) the origination and sale of long-term, fixed-rate mortgage loans in the secondary mortgage market, and (iii) the origination of shorter term multi-family residential, commercial real estate, commercial business and consumer loans. At December 31, 1996, the Bank's loan portfolio contained $73.6 million of ARMs or 50.0% of its total loan portfolio.

     At December 31, 1996, the Bank's tangible, core and risked-based capital percentages were 7.46%, 7.46% and 11.71%, respectively, amounts significantly in excess of the OTS current requirements of 1.5% of total assets, 3.0% of total assets and 8.0% of risk weighted assets, respectively. Management attributes its strong capital position to a conservative lending philosophy through its focus in past years on the origination of loans secured by one- to four-family residential properties which has resulted in historically low levels of loan delinquencies and charge-offs.

     The executive offices of the Corporation and Bank are located at 1159 Eighth Street, Baraboo, Wisconsin and the telephone number is (608) 356-7771.

LENDING ACTIVITIES

     General. Historically, the principal lending activity of the Bank has been the origination of residential real estate loans for the purpose of constructing or financing one- to four-family residential properties. The Bank's strategy has been to focus its loan origination activity on loans subject to periodic repricing, such as ARMs, and loans with relatively short maturities, such as multi-family residential, commercial real estate, commercial business and consumer loans.

     In an effort to make its interest-earning assets more interest rate sensitive, the Bank in the early 1980s implemented a policy of originating adjustable rate, one- to four-family residential and commercial loans for its portfolio. Since 1988, it has significantly increased its originations and purchases of commercial real estate and multi-family residential loans. At December 31, 1996, the Bank's loan portfolio consisted of $61.5 million of one- to four-family residential real estate loans, or 41.1% of its total portfolio, $41.8 million of commercial and multi-family real estate loans, or 28.1% of its total loan portfolio. At December 31, 1996, $73.6 million, or 50.0% of the Bank's total loan portfolio, consisted of ARMs with original maturities of 30 years or less. Furthermore, in 1987, the Bank implemented a policy of originating long-term, fixed-rate real estate loans for sale in the secondary loan market. In response to regulatory changes, which permitted federally chartered thrift institutions to make consumer loans, in 1981 the Bank began actively originating secured and unsecured consumer loans. Consumer loans are generally for terms of five years or less and at December 31, 1996 consumer loans amounted to $29.8 million, or 20.3% of the Bank's total gross loan portfolio. At December 31, 1996, the Bank's commercial business loans which it began writing in 1989, consisted of $10.6 million, or 7.2% of its loan portfolio. At December 31, 1996, the Bank also had $3.9 million of construction loans, constituting 2.6% of its loan portfolio.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's portfolio by type of loan as of the dates indicated.

                                                                AT DECEMBER 31,
                                          ------------------------------------------------------------
                                                 1996                 1995                 1994
                                          ------------------   ------------------   ------------------
                                           AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                          --------   -------   --------   -------   --------   -------
                                                                 (IN THOUSANDS)
Type of Loan
Mortgage loans:
  Residential one- to four-family (1)...  $ 61,465     41.8%   $ 59,170     47.0%   $ 58,131     49.4%
  Multi-family..........................     6,532      4.4       7,329      5.8       6,933      5.9
  FHA and VA............................         0        0           9        0          13        0
  Commercial............................    34,864     23.7      18,083     14.4      14,880     12.7
  Construction..........................     3,912      2.6       4,661      3.7       6,030      5.1
                                          --------    -----    --------    -----    --------    -----
          Total mortgage loans..........   106,773     72.5      89,252     70.9      85,987     73.1
Other loans:
  Commercial business loans.............    10,643      7.2      10,796      8.6       9,818      8.4
  Home equity and second mortgage
     loans..............................    13,347      9.1      12,172      9.7       9,534      8.1
  Education Loans.......................     1,171      0.8         711      0.5         626      0.5
  Other Consumer Loans..................    15,265     10.4      12,936     10.3      11,616      9.9
     Total other loans..................    40,426     27.5      36,615     29.1      31,594     26.9
                                          --------    -----    --------    -----    --------    -----
     Total loans........................  $147,199    100.0%   $125,867    100.0%   $117,581    100.0%
                                          ========    =====    ========    =====    ========    =====
Less:
  Undisbursed loan proceeds.............  $  1,518             $  1,620             $  2,545
  Unearned income (Deferred costs)......       (60)                   1                   32
  Allowance for possible loan losses....     1,539                1,321                1,186
                                          --------             --------             --------
          Net loans receivable..........  $144,202             $122,925             $113,818
                                          ========             ========             ========

---------------

(1) Includes construction loans converted to permanent loans

LOAN MATURITY

     The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1996. Loans that have adjustable rates are shown as being due in the period during which the last payment is due. Demand loans which have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization.

                                                           AT DECEMBER 31, 1996
                       --------------------------------------------------------------------------------------------
                       ONE-TO-FOUR                                   COMMERCIAL/     COMMERCIAL
                         FAMILY      MULTI-FAMILY   CONSTRUCTION   NON-RESIDENTIAL    BUSINESS    CONSUMER   TOTAL
                       -----------   ------------   ------------   ---------------   ----------   --------   ------
                                                              (IN THOUSANDS)
Amounts Due:
  Within one year....     $47.0          $3.2           $3.9            $22.7          $ 5.3       $10.9     $ 93.0
  After one year:
     One to five
       years.........      12.9           2.8              0             11.4            4.6        17.8       49.5
     Over five
       years.........       1.6            .5              0               .8             .7         1.1        4.7
Total due after one
  year...............      14.5           3.3              0             12.2            5.3        18.9       54.2
                          -----          ----           ----            -----          -----       -----     ------
Total amounts due....     $61.5          $6.5           $3.9            $34.9          $10.6       $29.8     $147.2
                          =====          ====           ====            =====          =====       =====     ======

     The following table sets forth at December 31, 1996, the dollar amount of all loans due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                                         DUE AFTER DECEMBER 31, 1997
                                                        -----------------------------
                                                        FIXED    ADJUSTABLE    TOTAL
                                                        ------   -----------   ------
                                                               (IN THOUSANDS)
Mortgage loans:
  One-to-four family..................................   $ 4.2      $10.3       $14.5
  Multi-family........................................     2.1        1.2         3.3
  Commercial/nonresidential...........................    10.5        1.7        12.2
  Commercial business.................................     5.3          0         5.3
Consumer loans........................................    18.9          0        18.9
                                                         -----      -----       -----
Gross loans receivable................................   $41.0      $13.2       $54.2
                                                         =====      =====       =====

     One- to Four-Family Residential Loans. The primary lending activity of the Bank has been the granting of mortgage loans to enable borrowers to purchase existing homes or to construct new single-family homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. The Bank's real estate loan portfolio also includes loans on two- to four-family dwellings. At December 31, 1996, approximately $61.5 million, or 41.8%, of the Bank's total loan portfolio consisted of loans secured by one- to four-family residential real estate.

     The Bank offers two types of ARMs which are originated for an initial period of one or three years: (i) a one-year ARM which adjusts annually with a maximum upward adjustment of 2% per year and a 6% maximum adjustment over the life of the loan, and (ii) a three-year ARM which adjusts annually after the initial three years with a maximum upward adjustment of 2% per year and a 6% maximum adjustment over the life of the loan. The Bank's ARMs do not provide for negative amortization. The one-year and three-year ARMs are tied to the weekly average U.S. Treasury Bill Index.

     The Bank underwrites ARMs based on the borrower's ability to repay the loan assuming a rate two hundred basis points higher than the initial rate on the ARM and that such rate remained constant during the loan term. As a result, the potential for a substantial increase in interest payments on ARMs decreases the likelihood of delinquencies and defaults.

     The Bank also originates long-term, fixed-rate loans under guidelines established by the FHLMC, which facilitates the sale of such loans to FHLMC or the Federal National Mortgage Association ("FNMA") in the secondary market. The Bank's long-term, fixed-rate loans are originated with terms of between 10 to 30 years, amortized on a monthly basis with principal and interest due each month. Fixed rate loans are generally sold within 30 days from the closing-date, with servicing maintained by the Bank.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on fixed-rate residential mortgage loans and ARMs to 80% or less of the lesser of the appraised value or purchase price of the underlying residential property. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank. Loans originated with a loan-to-value ratio above 80% require private mortgage insurance. The Bank requires title insurance or a legal opinion on all mortgage loans originated.

     To supplement lending activities, the Bank has invested in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source for liquidity. For information regarding the carrying and market values of the Bank's mortgage-backed securities portfolio, see Note 3 to Notes to Consolidated Financial Statements. To supplement originations, the Bank has also, from time to time, purchased residential loans. See "-- Mortgage-Backed Securities" and "-- Loan Originations and Purchases."

     Construction Loans. At December 31, 1996 the Bank had $3.9 million or 2.6% of total loans in construction loans on single-family residences. Construction loans generally have a term of six months or less and are usually tied to a commitment by the Bank to provide permanent financing during the six month period. The interest rate charged by the Bank on construction loans is indexed to the Bank's cost of funds rate and varies depending on the terms of the loan and the loan amount. At December 31, 1996, the Bank had no construction loans accounted for on a non-accrual basis.

     Commercial Real Estate Loans. The Bank's permanent commercial real estate loans are secured primarily by improved property such as motels, office buildings, manufacturing, restaurants, production and retail operations located in the Bank's primary market area. Commercial real estate loans totaled $34.9 million, or 23.7% of the Bank's total loan portfolio at December 31, 1996. Many of these loans are to business operations which have begun business in the last three years. The Bank originates permanent loans on commercial real estate up to 80% of the appraised value. Currently, it is the Bank's philosophy to originate commercial real estate loans only to selected borrowers known to the Bank and on properties in its market area. These loans generally have prepayment schedules based upon a 10 to 25 year constant payment amortization but may have a 10 year final maturity (balloon payment) and are currently originated with a variable interest rate indexed to the Prime as posted in The Wall Street Journal.

     At December 31, 1996, the Bank had no commercial real estate loans accounted for on a nonaccrual basis.

     Commercial real estate loans in the portfolio were generally made in amounts up to $1.0 million. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. Although many thrift institutions have had material adverse loss experience in commercial real estate lending, the Bank has sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio or the mortgage loan portfolio at the time. However, since the Bank has significantly increased its commercial real estate lending in the past three years and problems with such loans often take time to develop, there is no assurance that the Bank's favorable loan loss experience will continue.

     Multi-Family Residential Loans. The Bank also originates loans secured by multi-family dwelling units (more than four units). At December 31, 1996, the Bank had a total of $6.5 million of loans, or 4.4% of the Bank's total loan portfolio, secured by multi-family dwelling units located primarily in the Bank's primary market area. Many of these loans are on apartment complexes which have begun operations in the last three years. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and are generally originated for one to 25 year terms with the principal amortized on a basis up to 30 years. Loans secured by multi-family residential real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The credit risks associated with multi-family residential loans are very similar to the risks associated with commercial real estate loans. See "-- Commercial Real Estate Loans" and "-- Non-Performing Assets." At December 31, 1996, the Bank had no multi-family residential loans accounted for on a non-accrual basis.

     Consumer Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, and loans secured by savings accounts. The Bank has originated consumer loans since 1981. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

     At December 31, 1996, the Bank's consumer loan portfolio totaled $29.8 million, or 20.3%, of the total gross loan portfolio. The consumer loan portfolio is comprised of automobile loans, unsecured personal notes, education loans, home equity and second mortgage loans, VISA and Mastercard loans and loans secured by savings accounts.

     The Bank makes home equity and second mortgage loans on a simple interest installment basis, normally secured by underlying residential or, occasionally, other real estate. Home equity and second mortgage loan terms generally do not exceed 10 years. Home equity and second mortgage loans at December 31, 1996 were $13.3 million or 9.1% of the loan portfolio.

     The Bank originates education loans, primarily to persons whose families are customers of the Bank. The Bank normally sells these loans prior to commencement of monthly repayment after the borrower finishes school.

     In connection with consumer loan applications, the Bank receives the borrower's income statement and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed and approved by the Bank. The Bank reviews the credit report of the borrower as well as the value of the collateral securing the loan.

     The Bank intends to continue to emphasize the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans, but also tend to have a higher risk of default than residential mortgage loans. Based upon statistics provided by the FHLB of Chicago, management of the Bank believes that its loan loss experience in connection with its consumer loan portfolio is favorable in comparison to industry averages. See "-- Non-Performing Assets" for information regarding the Bank's loan loss experience and reserve policy. At December 31, 1996, the Bank had $44,622 of consumer loans accounted for on a non-accrual basis.

     Commercial Business Loans. Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes up to 20% of such institution's assets but amounts in excess of 10% may be used only for small business loans. See "REGULATION AND SUPERVISION -- Recent Legislative and Regulatory Developments."

     The Bank has been making commercial business loans since 1989 on both a secured and unsecured basis with terms which generally do not exceed five years. The majority of these loans have interest rates which adjust with changes in the Bank's cost of funds. The Bank's non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, inventory loans and equipment loans. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At December 31, 1996, the Bank had approximately $10.6 million outstanding in commercial business loans, which represented approximately 7.2% of its total gross loan portfolio. At December 31, 1996, the Bank had no commercial business loans accounted for on a non-accrual basis.

     Mortgage Loan Solicitation and Processing. Loan originations are derived from a number of sources such as realtors, builders, existing customers and referrals. Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank in accordance with OTS regulations. Fee appraisers are used for all projects and reviewed appraisals are required for major nonresidential loans. The mortgage loan documents used by the Bank conform to standards imposed by the FNMA and the FHLMC.

     Each loan officer has a designated loan approval limit. Loans in excess of that limit must be approved by the Loan Committee of the Board of Directors. All loans, where the aggregate outstanding loan balances to the borrower exceed $200,000, require the approval of the Board of Directors.

     The Bank's policy is to require borrowers to obtain certain types of insurance to protect its interest in the collateral securing the loan. The Bank requires a title insurance policy or legal opinion insuring that the Bank has a valid first lien on the mortgaged real estate. Fire and casualty insurance is also required on collateral for loans. Flood insurance is required when applicable. The Bank requires escrow for taxes and insurance on all loans insured by private mortgage insurance.

     Loan Sales and Purchases. Loans are originated to meet or exceed the applicable underwriting requirements of the FNMA, FHLMC, Government National Mortgage Association ("GNMA"), Veterans Administration ("VA"), the Great Lakes Higher Education Corporation, Student Loan Marketing Association ("Sallie Mae"), and the Wisconsin Department of Veteran Affairs ("WDVA").

     The Bank maintains mortgage documentation on private loans as required to sell the loans to FNMA, FHLMC or private institutions. Loan sales over the past five years have been whole loan sales, servicing retained and non-recourse to FHLMC and WDVA. Loans sold have been fixed rate monthly payment loans. Loans originated under the Wisconsin Housing and Economic Development Authority ("WHEDA") first time home buyer program have been sold on a whole loan basis to WHEDA on a non-recourse basis with servicing released. The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates paid to depositors will escalate while the bank holds long-term, fixed rate loans in its portfolio. It also allows the Bank to continue to make loans when savings flows decline or funds are not otherwise available.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Total loans at beginning of period.........................  $125,867    $117,581    $ 88,282
Loans originated...........................................    84,225      63,655      65,100
Loans purchased............................................     1,611         644      10,599
Loans sold.................................................   (28,754)    (11,776)    (11,935)
Loans principal repayments and non-cash changes............   (35,750)    (44,237)    (34,465)
                                                             --------    --------    --------
          Total gross loans at end of period...............  $147,199    $125,867    $117,581
                                                             ========    ========    ========

     Loan Commitments. The Bank issues commitments for fixed and adjustable rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. The Bank had outstanding net loan commitments of approximately $12.8 million at December 31, 1996 consisting of commitments to extend credit ($2.8 million) and unused credit card, home equity, commercial and overdraft lines of credit ($10.0 million). See Note 10 to Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The Bank usually charges origination fees of 1% to 2% on one- to four-family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the life of the loan. Deferred fees associated with loans that are sold are recognized as income at the time of sale.

     The Bank also receives loan servicing fees on the loans it sells and on which it retains the servicing responsibilities.

     Mortgage-Backed Securities. At December 31, 1996, the Bank had $15.6 million of mortgage-backed securities outstanding, or 9.6%, of the Bank's total loan and mortgage-backed securities portfolio, all of which were held as available for sale. These mortgage-backed securities have an average estimated remaining life ranging from three to five years. These mortgage-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage-backed securities offer yields above those available for investments of comparable credit quality and duration and they are qualifying thrift investments under the Qualified Thrift Lender ("QTL") test. See "REGULATION AND SUPERVISION -- Recent Legislation and Regulatory Developments -- Relaxation of the Qualified Thrift Lender Test."

     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the periods stated.

                                                              FOR THE YEAR ENDING DECEMBER 31,
                                                        --------------------------------------------
                                                            1996            1995            1994
                                                        ------------    ------------    ------------
Beginning Balance at Cost.............................    $11,406         $10,870         $13,361
Purchases.............................................      8,894           5,204             906
Sales.................................................     (2,102)         (3,348)           (813)
Monthly repayments....................................     (2,340)         (1,271)         (2,513)
Net Discount/(premium) Amortization...................        (31)            (49)            (71)
                                                          -------         -------         -------
Sub-total.............................................     15,827          11,406          10,870
FAS 115 Adjustment....................................       (224)            (46)           (601)
                                                          -------         -------         -------
Ending Market Value...................................    $15,603         $11,360         $10,269
                                                          =======         =======         =======

     Delinquencies. The Bank's collection procedures provide for a series of contacts with delinquent borrowers. If the delinquency continues, more formal efforts are made to contact the delinquent borrower. If a one- to four-family residential or commercial real estate loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure proceedings. In certain instances, however, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

     Non-Performing Assets. Loans are reviewed on a regular basis and a reserve for uncollectible interest is established on loans where collection is questionable, generally when such loans become 90 days delinquent. Loan balances that relate to interest amounts reserved as uncollectible are considered to be on a nonaccrual basis. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no troubled debt restructured loans within the meaning of SFAS 15. For the periods indicated, there were no accruing loans which were contractually past due 90 days or more.

                                                                AT DECEMBER 31,
                                                              --------------------
                                                              1996    1995    1994
                                                              ----    ----    ----
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
Loans Accounted for on a Nonaccrual Basis
  Real Estate --
     Residential............................................  $156    $ 49    $ 14
     Consumer...............................................    45     164      63
     Commercial.............................................     0      16       0
                                                              ----    ----    ----
          Total Loans Accounted for on a Nonaccrual Basis...   201     229      77
Real Estate in Judgement....................................   146      62      41
Real Estate Owned...........................................    55       0       0
                                                              ----    ----    ----
          Total Non-Performing Assets.......................  $402    $291    $118
                                                              ====    ====    ====
          Total Loans Delinquent
            90 Days or More to Net Loans....................   .14%    .24%    .07%
          Total Loans Delinquent
            90 Days or more to Total Assets.................   .10%    .16%    .05%
          Total Non-Performing Assets to Total Assets.......   .21%    .16%    .10%
          Total Non-Performing Loans to Total Loans.........   .13%    .23%    .07%

     The OTS regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a new special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     At December 31, 1996, 1995 and 1994, the aggregate amounts of the Bank's classified assets, and of the Bank's general and specific loss allowances and charge-offs for the periods then ended, were as follows:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Substandard Assets.......................................  $  402    $  291    $   77
General Loss Allowances..................................   1,539     1,321     1,186
Specific Loss Allowances.................................      --        --        --
Charge-Offs..............................................     117        45        38

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised value. The property is then written down to the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At December 31, 1996, the Bank had $55,000 in real estate owned.

     Allowance for Loan Losses. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss becomes estimatable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. The Bank established provisions for losses on loans for the years ended December 31, 1996, 1995 and 1994 of $317,500, $165,000 and $108,000 respectively.

     The Bank has increased its allowance for loan losses since fiscal year 1989. The Bank's allowance for loan losses and the allowance as a percentage of the Bank's total loans at December 31, 1996, 1995 and 1994 were $1,538,580, 1.05%; $1,320,734, 1.05%; and $1,185,883, 1.03%, respectively.

     Prior to 1988 the Bank's lending strategy had been concentrated almost exclusively on one- to four-family mortgage lending. Since the installation of new management in 1988, consistent with the Bank's mission to become a full service community bank, the Bank's strategy has been diversified to include various types of non-residential mortgages and consumer loans. This diversification has been designed to increase earnings and reduce interest rate risk. See "-- Lending Strategy." Since 1988, management has significantly increased the Bank's portfolio of first mortgage loans on commercial and multi-family residential real estate, principally in the Bank's primary market area. Collectively, the amount of such loans and the amount of such loans as a percentage of the Bank's total loan portfolio at December 31, 1996, 1995, and 1994 were $41.4 million, or 28.1%; $25.4 million, or 20.2%; $21.8 million or
18.5%.

     Based on past experience and future expectations, management feels that loan loss reserves are adequate. However, the Bank's increased lending in the multi-family residential and commercial real estate areas is relatively recent and there is no assurance that current loss reserves will be adequate to cover losses in connection with these or other loans due to unforeseen future developments.

LOAN LOSS ALLOWANCE ANALYSIS

     The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                              AT OR FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1996      1995      1994
                                                              ------    ------    ------
                                                                (DOLLARS IN THOUSANDS)
Allowance at Beginning of Period............................  $1,321    $1,186    $  897
Provisions for Loan Losses..................................     318       165       108
Charge-Offs
  Residential One- to Four-Family...........................      --        --        --
  Automobile Loans..........................................      45        43        27
  Other.....................................................      72         2        11
                                                              ------    ------    ------
  Total Charge-Offs.........................................     117        45        38
                                                              ------    ------    ------
  Recoveries................................................      17        15        19
                                                              ------    ------    ------
  Net Charge-Offs...........................................     100        30        19
                                                              ------    ------    ------
  Acquired Branches' Allowance..............................      --        --       200
                                                              ------    ------    ------
          Balance at End of Period..........................  $1,539    $1,321    $1,186
                                                              ======    ======    ======
Ratio of Allowance to Total Loans at the End of the
  Period....................................................    1.05%     1.05%     1.03%
Ratio of Allowance to Non-Performing Assets at the End of
  the Period................................................   383.1%    453.9%   1005.1%
Ratio of net Charge-Offs to Average Loans Outstanding During
  the Period................................................     .02%      .03%      .02%

LOAN LOSS ALLOWANCE BY CATEGORY

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated.

                                                                        AT DECEMBER 31,
                                                                --------------------------------
                                                                 1996         1995         1994
                                                                ------       ------       ------
                                                                AMOUNT       AMOUNT       AMOUNT
                                                                ------       ------       ------
                                                                     (DOLLARS IN THOUSANDS)
Real Estate -- Mortgage
  1-4 Family Residential....................................       152       $  113       $   92
  5+ Family Residential.....................................        33           37           35
  Commercial................................................       341          175          143
Commercial/Agricultural.....................................       217          229          169
Consumer....................................................       202          135          124
Other.......................................................        15           11           11
Unallocated.................................................       579          621          612
                                                                ------       ------       ------
          Total Allowance for Loan Losses...................    $1,539       $1,321       $1,186
                                                                ======       ======       ======

INVESTMENT ACTIVITIES

     Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank ("FHLB") of Chicago, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION AND

SUPERVISION -- Federal Savings Association Regulation -- Federal Home Loan Bank System." The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At December 31, 1996, the Bank's regulatory liquidity was 13.02%, which exceeds the required 5%. It is the intention of management to hold securities with short maturities in the Bank's investment portfolio in order to enable the Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

     Investment strategies are reviewed by the Bank's Interest Rate Risk Committee, which meets quarterly and consists of Messrs. Gunderson, Dipple, Jenks, Wegner and Carter. The Investment Committee acts within policies established by the Board of Directors. At the time of purchasing securities, management determines whether they have the intent and ability to hold the security until maturity or if it will be held as available for sale. At December 31, 1996, the Bank's investment portfolio available for sale totaled approximately $34.3 million and consisted of U.S. Government and agency obligations, and state and political subdivision securities and mortgage-backed securities. For more information, see the following table, Note 3 of the consolidated financial statements and mortgage-backed securities under Lending Activities.

INVESTMENT SECURITIES ANALYSIS

     The following table sets forth the Bank's investment securities portfolio at amortized cost and estimated market values at the dates indicated.

                                                                   AT DECEMBER 31,
                          --------------------------------------------------------------------------------------------------
                                                      1996                                              1995
                          ------------------------------------------------------------   -----------------------------------
                                        GROSS        GROSS      ESTIMATED   PERCENTAGE                 GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET         OF       AMORTIZED   UNREALIZED   UNREALIZED
                            COST        GAINS        LOSSES       VALUE     PORTFOLIO      COST        GAINS        LOSSES
                          ---------   ----------   ----------   ---------   ----------   ---------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
Securities Available for
  Sale
  U.S. Government and
    agency securities...   $11,908       $ 31         $130       $11,809        63.1%     $20,487       $242         $--
  Obligation of State
    and political
    subdivisions........     5,576         94            6         5,664        30.3        2,876         64          12
  Other.................        --         --           --            --          --            0         24          --
  Equity securities --
    common stock........     1,159         88            3         1,244         6.6          886         33          --
                           -------       ----         ----       -------      ------      -------       ----         ---
        Total...........   $18,643       $213         $139       $18,717      100.00%     $24,249       $363         $12
                           =======       ====         ====       =======      ======      =======       ====         ===
Securities Held to
  Maturity
  U.S. Government and
    agency securities...   $ 1,100         --         $  7       $ 1,093       100.0%     $ 2,095       $ 17          --
                           =======       ====         ====       =======      ======      =======       ====         ===

                             AT DECEMBER 31,
                          ----------------------
                                   1995
                          ----------------------
                          ESTIMATED   PERCENTAGE
                           MARKET         OF
                            VALUE     PORTFOLIO
                          ---------   ----------

Securities Available for
  Sale
  U.S. Government and
    agency securities...   $20,729       84.3%
  Obligation of State
    and political
    subdivisions........     2,928       11.9
  Other.................        24        0.1
  Equity securities --
    common stock........       919        3.7
                           -------      -----
        Total...........   $24,600      100.0%
                           =======      =====
Securities Held to
  Maturity
  U.S. Government and
    agency securities...   $ 2,112      100.0%
                           =======      =====

SUBSIDIARY ACTIVITIES

     Federally chartered savings institutions generally may invest up to 3% of their assets in service corporations, plus an additional 2%, if for community purposes. The Bank's investment in its service corporation at December 31, 1996 did not exceed the limits applicable to federal savings banks.

     The Bank had one wholly-owned service corporation, B.F. Financial Services, Incorporated ("B.F. Financial"), which was incorporated in 1989 under the laws of Wisconsin. At December 31, 1996, B.F. Financial had total assets of $97,568. For the year ended December 31, 1996, B.F. Financial recorded net income of $44,817. B.F. Financial offers full service brokerage products. The operations of B.F. Financial are included in the Bank's consolidated financial statements.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     General. Deposits and loan repayments are the major source of the Bank's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and out flows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposit Accounts. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers the rates offered by its competition, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

DEPOSIT BALANCES

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 1996.

                                                            MINIMUM     PERCENTAGE OF
              TERM                       CATEGORY            AMOUNT     TOTAL BALANCE     DEPOSITS
              ----                       --------           --------    --------------    ---------
                                                             (IN THOUSANDS, EXCEPT MINIMUM AMOUNT)
None.............................  Super NOW accounts        $1,500           0.98%        $  1,501
None.............................  NOW accounts                 500           6.08            9,276
None.............................  Savings accounts             N/A           7.38           11,255
None.............................  Money market accounts      2,500          20.14           30,711
None.............................  Non-interest checking       VARI           8.66           13,204
CERTIFICATES OF DEPOSIT
7-28 days........................  Fixed-term,
                                   fixed-rate                   500           0.84            1,284
90 days..........................  Fixed-term,
                                   fixed-rate                   500           1.43            2,179
4-6 months.......................  Fixed-term,
                                   fixed-rate                   500           3.42            5,212
7-12 months......................  Fixed-term,
                                   fixed-rate                   500          12.08           18,418
13-24 months.....................  Fixed-term,
                                   fixed-rate                   500          14.74           22,475
25-48 months.....................  Fixed-term,
                                   fixed-rate                   500          16.04           24,461
49-120 months....................  Fixed-term,
                                   fixed-rate                   500           2.44            3,722
VARIABLE.........................  Jumbo certificates        99,000           5.77            8,794
                                                                            ------         --------
                                                                            100.00%        $152,492
                                                                            ======         ========

DEPOSIT FLOW

     The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                          AT AND FOR THE YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------------------
                                         1996                              1995                              1994
                            -------------------------------   -------------------------------   -------------------------------
                                       PERCENT                           PERCENT                           PERCENT
                                         OF       INCREASE                 OF       INCREASE                 OF       INCREASE
                             AMOUNT     TOTAL    (DECREASE)    AMOUNT     TOTAL    (DECREASE)    AMOUNT     TOTAL    (DECREASE)
                            --------   -------   ----------   --------   -------   ----------   --------   -------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Non-interest bearing......  $ 13,204     8.66%    $    (70)   $ 13,274     9.31%    $  3,305    $  9,969     7.94%    $  2,634
NOW checking..............     9,276     6.08        2,355       6,921     4.85          315       6,606     5.26        2,727
Super NOW checking........     1,501     0.98         (163)      1,664     1.17           69       1,595     1.27           54
Savings accounts..........    11,255     7.38      (23,812)     35,067    24.59       10,973      24,094    19.19       10,998
Money market deposit......    30,711    20.14       27,473       3,238     2.27       (2,534)      5,772     4.59       (1,103)
Fixed-rate certificates
  which mature in:
  1 year..................    55,828    36.61        3,956      51,872    36.38       (5,307)     57,179    45.51        9,687
  2 years.................    21,410    14.04        6,636      14,774    10.36        1,095      13,679    10.89       (2,139)
  3 years.................     6,874     4.51       (6,420)     13,294     9.32        8,245       5,049     4.02        1,942
  Certificate maturing
    thereafter............     2,433     1.60          (54)      2,487     1.75          806       1,681     1.33        1,241
                            --------   ------     --------    --------   ------     --------    --------   ------     --------
        Total.............  $152,492   100.00%    $  9,901    $142,591   100.00%    $ 16,967    $125,624   100.00%    $ 26,041
                            ========   ======     ========    ========   ======     ========    ========   ======     ========

TIME DEPOSITS BY RATES

     The following table sets forth the dollar amount of certificates of deposit in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                     AT DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
                                                                  (DOLLAR IN THOUSANDS)
Below 3.00%.................................................  $     0    $   111    $    38
3.00 - 3.99%................................................    2,399      1,264     15,190
4.00 - 4.99%................................................    3,475      9,653     18,606
5.00 - 5.99%................................................   48,399     31,223     24,311
6.00 - 6.99%................................................   29,820     37,185     18,561
7.00% and over..............................................    2,452      3,091        882
                                                              -------    -------    -------
          Total.............................................  $86,545    $82,427    $77,588
                                                              =======    =======    =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                                                 AMOUNT DUE
                                ----------------------------------------------------------------------------
                                                                                            PERCENT OF TOTAL
                                LESS THAN     1-2      2-3      3-4      AFTER                CERTIFICATE
                                ONE YEAR     YEARS    YEARS    YEARS    4 YEARS    TOTAL        ACCOUNTS
                                ---------   -------   ------   ------   -------   -------   ----------------
                                                           (DOLLARS IN THOUSANDS)
Below 3.00%...................   $     0    $     0   $    0   $    0    $  0     $     0          0.00%
3.00 - 3.99%..................     2,389          3        7        0       0       2,399          2.77
4.00 - 4.99%..................     3,195        136        4        5     135       3,475          4.02
5.00 - 5.99%..................    35,826      9,554    3,007       11       1      48,399         55.92
6.00 - 6.99%..................    13,706     11,406    3,852      430     426      29,820         34.46
7.00% and over................       713        310        4    1,388      37       2,452          2.83
                                 -------    -------   ------   ------    ----     -------       -------
          Total...............   $55,829    $21,409   $6,874   $1,834    $599     $86,545        100.00%
                                 =======    =======   ======   ======    ====     =======       =======

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Beginning balance..........................................  $142,591    $125,624    $ 99,583
                                                             --------    --------    --------
Net increase before interest credited......................     4,772      12,545      23,464
Interest credited..........................................     5,128       4,422       2,577
                                                             --------    --------    --------
Net increase in savings deposits...........................     9,900      16,967      26,041
                                                             --------    --------    --------
Ending Balance.............................................  $152,491    $142,591    $125,624
                                                             ========    ========    ========

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the shareholder of the Bank which will be the Holding Company. Substantially all of the Bank's depositors are residents of Wisconsin.

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Chicago has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Chicago are typically secured by the Bank's first mortgage loans. At December 31, 1996, the Bank had $24.8 million of advances from the FHLB of Chicago. At December 31, 1996, the Bank was eligible to borrow up to $61.9 million from the FHLB of Chicago. See Note 7 to Notes to Consolidated Financial Statements.

     The FHLB functions as a central reserve bank providing credit for savings and loan associations and savings banks and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances on the security of such stock and certain of its mortgage loans, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                                AT DECEMBER 31,
                                                              --------------------
                                                              1996    1995    1994
                                                              ----    ----    ----
Weighted average rate paid on:
  Securities sold under agreements to repurchase............    --      --      --
  Commercial paper..........................................    --      --      --
  Other short-term borrowings...............................  5.76%   6.65%   4.62%

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Maximum amount of borrowings outstanding at any month
  end:
  Securities sold under agreements to repurchase......  $    --    $    --    $    --
  Commercial paper....................................       --         --         --
  Other short-term borrowings.........................   27,600     17,600     14,500
Approximate average short-term borrowings outstanding
  with respect to:
  Securities sold under agreements to repurchase......       --         --         --
  Commercial paper....................................       --         --         --
  Other short-term borrowings.........................   18,192      9,068      9,577
Approximate weighted average rate paid on:(1)
  Securities sold under agreements to repurchase......       --         --         --
  Commercial paper....................................       --         --         --
  Other short-term borrowings.........................     5.76%      6.65%      4.62%

---------------

(1) Computed using the weighted rates of each individual transaction.

COMPETITION

     The Bank is the largest locally headquartered financial institution, including commercial banks and other thrift institutions, in its primary market area, based on its total assets of $194.6 million at December 31, 1996. The Bank is the only thrift institution based in Baraboo. The Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies and mortgage brokers.

PERSONNEL

     As of December 31, 1996, the Bank had 69 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its relationship with its employees are good.

                           REGULATION AND SUPERVISION

GENERAL

     The Savings Bank is chartered under federal law by the OTS. It is a member of the FHLB System, and its deposit accounts are insured up to legal limits by the FDIC under the SAIF. The OTS is charged with overseeing and regulating the Savings Bank's activities and monitoring its financial condition. This regulatory framework sets parameters for the Savings Bank's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. The Savings Bank files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate the Savings Bank's compliance with various regulatory requirements.

     The Corporation is a savings and loan holding company and, like the Savings Bank, is subject to regulation by the OTS. As part of this regulation, the Corporation is required to file certain reports with, and is subject to periodic examination by, the OTS.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

     During calender year 1996, several new laws and regulations were adopted that affect savings associations like the Savings Bank.

     Deposit Insurance Reform Legislation. The SAIF and the Bank Insurance Fund (the "BIF") were required by law to achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25 percent. The BIF reached this required reserve ratio during 1995, while some predictions indicated the SAIF would not reach this target until the year 2002. The SAIF had not grown as quickly as the BIF for many reasons, but in large part because almost half of SAIF premiums had to be used to retire bonds issued by the Financing Corporation ("FICO Bonds") in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation.

     Until 1995, the SAIF and BIF deposit insurance premium rate schedules had been identical. But in-mid 1995, the FDIC issued final rules modifying its assessment rate schedules for SAIF and BIF member institutions. Under the revised schedule, SAIF members continued to pay assessments ranging from $0.23 to $0.31 per $100 of deposits, while BIF members paid assessments ranging from zero to $0.27 per $100 of deposits. But the majority of BIF members paid only the $2,000 minimum annual premium. Thrift industry representatives argued that this significant premium differential caused savings associations to operate at a competitive disadvantage to their BIF-insured bank counterparts.

     On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ("DIFA") that was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25 percent as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995, the record date established in the original drafts of the legislation. DIFA allowed the FDIC to exempt any insured institution that it determined to be weak from paying the special assessment if the FDIC determined that the exemption would reduce the risk to the SAIF.

     DIFA provides that the FDIC may not set semiannual assessments with respect to SAIF or BIF in excess of the amount needed to maintain the 1.25 percent designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio.

     "Oakar" banks (i.e., BIF-member banks holding SAIF deposits) are eligible for a 20 percent discount from the special assessment with respect to the SAIF-insured deposits they own, provided the ratio of SAIF-insured deposits to total deposits they owned as of June 30, 1995 was 50 percent or, in some cases, 75 percent. Some "Sasser" banks (i.e., SAIF-member banks that converted to state savings banks or commercial banks) are also eligible for this reduced assessment rate.

     On October 10, 1996, the FDIC adopted a final rule governing the payment of the SAIF special assessment. The FDIC imposed a special assessment in the amount of 65.7 basis points, which is less than the 85-95 basis points estimated during the early stages of the law's enactment in 1995. The SAIF special assessment was due by November 27, 1996. The Savings Bank's portion of this special assessment amounted to $727,890 on a pre-tax basis. The Savings Bank paid this amount to the FDIC during its fiscal third quarter ended September 30, 1996, as mandated by the Financial Accounting Standards Board that ruled that the SAIF special assessment should be recorded as an ordinary non-interest expense for the quarter ended September 30, 1996 for calender year reporting institutions. DIFA also confirmed that the special assessment is tax deductible.

     In response to the recapitalization of the SAIF, the FDIC announced on December 11, 1996 that deposit insurance rates for most savings associations insured under the SAIF would be lowered to zero effective January 1, 1997. BIF-insured institutions would also no longer have to pay the $2,000 minimum for deposit insurance, thereby equalizing deposit premiums for savings associations and banks.

     Merger of SAIF and BIF. DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund will be called the "Deposit Insurance Fund", or "DIF".

     FICO Bond Payments. Before DIFA, federal regulators and thrift industry trade groups were predicting that a default would occur on the FICO Bonds as early as 1998, as SAIF-assessable deposits continued to decline. DIFA amends The Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. But the assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a rate equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit (approximately 6.7 basis points). The FICO assessment for 1996 was paid entirely by SAIF-insured institutions. BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist.

     Deposit Shifting. DIFA provides that until the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist, the Office of the Comptroller of the Currency (the "OCC"), the FDIC, the Board of Governors of the Federal Reserve System, and the OTS will take appropriate actions, including enforcement actions and denial of applications, to prevent insured depository institutions from facilitating or encouraging the shifting of deposits from SAIF-assessable deposits to BIF-assessable deposits for the purpose of evading the assessments imposed on insured depository institutions with respect to SAIF-assessable deposits.

     Bad Debt Recapture. The Small Business Job Protection Act of 1996, signed by President Clinton on August 20, 1996, removed a significant tax obstacle for savings associations that desire to become commercial banks. It also eliminated a potential impediment to business combinations between banks and thrifts and the creation of a new depository institution charter.

     Before this new law, savings associations that converted to commercial banks had to change their method of accounting for bad debt reserves, which forced a recapture of the savings association's untaxed bad debt reserves into taxable income. Under prior law, savings associations were allowed to use the reserve method for establishing bad debt reserves. This meant in recent years they could deduct up to 8 percent of their taxable income each year as a charge for bad debts, regardless of their actual loan loss experience. Since the 1950's, this deduction has steadily declined from its initial rate of 100 percent. These annual deductions resulted in significant tax savings for savings associations and an accumulation by savings associations of untaxed income.

     Under the new law, a savings association's base-year reserves established before 1988 will not be taxed should it convert to a commercial bank. But reserves created after 1987 would be recaptured into taxable income ratably over six years (beginning with the first tax year after December 31, 1995) whether or not a savings association converts to a commercial bank. Recapture of post-1987 reserves may be deferred until after January 1, 1998 if the savings association maintains a high level of residential loan originations. In the future, all savings associations must account for bad debts under tax rules applicable to commercial banks.

     Relaxation of the Qualified Thrift Lender Test. In September 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 became law (the "Economic Growth Act of 1996"). In the past, savings associations were required to satisfy a qualified thrift lender test ("QTL" test) by maintaining 65 percent of their portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in nine out of every twelve months.

     The Economic Growth Act of 1996 liberalized the QTL test for savings associations by permitting them to satisfy a similar-but-different 60 percent asset test under the Internal Revenue Code. Alternatively, savings associations may meet the QTL test by satisfying a more liberal 65 percent asset test that allows an institution to include small business, credit card and education loans as qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20 percent of portfolio assets. On

November 27, 1996, OTS issued an interim final rule that implements provisions of the Economic Growth Act of 1996, including the amended QTL test.

     Increased Commercial and Consumer Lending Authority. Before the Economic Growth Act of 1996, federal savings associations were able to lend up to 10 percent of their assets in commercial business loans (i.e., secured or unsecured loans for commercial, corporate, business, or agricultural purposes) and, subject to OTS approval for a higher amount, up to 400 percent of their capital in commercial real estate loans. In addition, federal savings associations were permitted to make consumer loans (i.e., loans for personal, family or household purposes) in an amount not to exceed 35 percent of their assets.

     The Economic Growth Act of 1996 amended the commercial-lending-asset limit by increasing the ceiling from 10 percent to 20 percent, but provides that amounts in excess of 10 percent may be used only for small business loans. Moreover, the new law exempts credit card and educational loans from any percentage of asset limitations applicable to consumer loans. The interim final rule issued by the OTS on November 27, 1996, defines a "small business loan" as one which meets the Small Business Administration size eligibility standards. This definition also applies for purposes of the new QTL test.

     Effective October 30, 1996, the OTS (as part of its regulatory streamlining project) amended its lending regulations for federal savings associations to remove the requirement that commercial loans made at the service corporation level be aggregated with the 10 percent of assets limit on commercial lending.

     Charter Overhaul. Proposals to eliminate the savings association charter have been considered by the U.S. Congress several times in recent years. DIFA mandates that the Secretary of the Treasury conduct a study of all issues which the Secretary considers to be relevant with respect to the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters between banks and savings associations.

     The Secretary of the Treasury must submit a report to the Congress on or before March 31, 1997, containing the findings and conclusions of the Secretary in connection with this study. The report must include a detailed analysis of each issue the Secretary considers relevant to the subject of the study, recommendations of the Secretary with regard to the establishment of a common charter for insured depository institutions and such recommendations for legislative and administrative action as the Secretary determines to be appropriate to implement the recommendations of the Secretary.

     Regulatory Relief for Thrifts and Banks. The Economic Growth Act of 1996 included dozens of changes to financial institution laws granting regulatory relief to financial institutions (including savings associations) and simplifying and streamlining the regulatory application process with respect to certain transactions. Many existing laws were affected by the new legislation, including the Truth in Lending Act (the "TILA"), the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Fair Credit Reporting Act, the Home Mortgage Disclosure Act and Fair Lending, among others. In particular, the new law expands the definition of a small depository institution that qualifies for an extended examination cycle (18 rather than 12 months) to include institutions with assets of $250 million (as opposed to the former $175 million asset threshold).

     Environmental Liability Reform. On September 30, 1996, President Clinton signed into law amendments to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). These amendments provide relief for lenders in connection with their liability for environmental contamination in making and administering loans.

     Overhaul of Thrift Conflict of Interest, Corporate Opportunity and Corporate Governance Rules. For several years the OTS has been engaged in an extensive review of its regulations to identify regulations that are obsolete and areas where regulatory streamlining is appropriate. This review has culminated in several substantial revisions to OTS regulations. In 1996, the OTS issued final regulations streamlining its regulations in the areas of lending and investment authority, corporate governance, subsidiaries and equity investments and conflicts of interest, among others. As a result of this project, many OTS regulations have been removed to the OTS Thrift Activities Handbook.

     New Thrift Subsidiary and Equity Investment Rules. On December 18, 1996, the OTS issued a final rule updating and streamlining its regulations governing subsidiary and equity investments. The regulation recasts operating subsidiaries and service corporations as "subordinate organizations," revises the list of permissible activities for service corporations, confirms federal preemption of state law regarding the activities of operating subsidiaries and clarifies the application process for establishing subordinate organizations. The new rule also codifies the authority of a federal savings association to invest in certain pass-through investments, such as limited partnerships and mutual funds.

FEDERAL-SAVINGS-ASSOCIATION REGULATION

     Business Activities. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA"), and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings associations, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings associations, and imposing bank-like standards on savings associations. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

     Branching. A federally-chartered savings association, like the Savings Bank, can establish branches in any state or states in the United States and its territories, subject to a few exceptions. The exercise by the OTS of its authority to permit interstate branching by federal savings associations is preemptive of any state law purporting to address the subject of branching by a federal savings association.

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the national bank limits regarding loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10 percent of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. [At December 31, 1996, the Savings Bank had no outstanding loans or commitments that exceeded the loans to one borrower limit at the time made or committed.]

     Brokered Deposits. Well-capitalized savings associations that are not troubled are not subject to brokered deposit limitations. Adequately-capitalized associations are able to accept, renew or roll over brokered deposits but only
(i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such association's normal market area for deposits accepted in its normal market area or (b) 120 basis points of the current yield on similar maturity U.S. Treasury obligations or, in the case of any deposit at least half of which is uninsured, 130 percent of such Treasury yield. Undercapitalized associations are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the association's normal market area or in the market area in which such deposits are being solicited. [The Savings Bank is not presently soliciting brokered deposits.]

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured association. Civil penalties cover a wide range of violations and actions. Criminal penalties for most financial association crimes include fines and imprisonment. In addition, regulators have substantial discretion to impose enforcement action on an association that fails to comply with its regulatory requirements, particularly with respect to amounts of capital. Possible enforcement action ranges from requiring the preparation of a capital plan or imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take enforcement action under certain circumstances.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment paid on a semi-annual basis is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. The Savings Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1 percent of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. The Savings Bank is in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1996, of $1.4 million. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.

     OTS Capital Requirements. The OTS capital regulations require savings associations to meet three capital standards: a 1.5 percent tangible capital standard, a 3 percent leverage ratio (or core capital ratio) and an 8 percent risk-based capital standard.

     Tangible capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries (as hereinafter defined).

     Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, certain amounts of goodwill resulting from prior regulatory accounting practices, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries.

     The OTS capital regulation requires that in meeting the leverage ratio, tangible and risk-based capital standards, savings associations must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank (a "nonqualifying subsidiary"). [At December 31, 1996, the Savings Bank did not own a nonqualifying subsidiary.]

     In April 1991, the OTS issued a proposal to amend its regulatory capital regulation to establish a 3 percent leverage ratio (defined as the ratio of core capital to adjusted total assets) for associations in the strongest financial and managerial condition, with a 1 CAMEL Rating (the highest rating of the OTS for savings associations). For all other associations, the minimum core capital leverage ratio would be 3 percent plus at least an additional 100 to 200 basis points. In determining the amount of additional capital under the proposal, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual association through the supervisory process on a case-by-case basis. Associations that failed the new leverage ratio would be required to file with the OTS a capital plan that details the steps they would take to reach compliance. [If enacted in final form as proposed, management does not believe that the proposed regulation would have a material effect on the Savings Bank.]

     Although the OTS has not adopted this regulation in final form, generally a savings association that has a leverage capital ratio of less than 4 percent will be deemed to be "undercapitalized" under the OTS prompt corrective action regulations and consequently can be subject to various limitations on activities.

     The OTS' risk-based capital standard requires that savings associations maintain a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8 percent. In calculating total capital, a savings association must deduct reciprocal holdings of depository institution capital instruments, all equity investments and that portion of land loans and nonresidential construction loans in excess of 80 percent loan-to-value ratio and its interest rate risk component (as discussed below), in addition to the assets that must be deducted in calculating core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0 percent to 100 percent, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

     The components of core capital are equivalent to those discussed above under the 3 percent leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain nonwithdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable preferred stock and allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets). Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25 percent. Overall, the amount of capital counted toward supplementary capital cannot exceed 100 percent of core capital. At December 31, 1996, the Savings Bank met each of its capital requirements.

     FDICIA required that the OTS (and other federal banking agencies) revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities.

     The OTS' interest rate risk component became effective on January 1, 1994. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease would be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Savings associations with assets of less than $300 million and risk-based capital ratios in excess of 12% are not subject to the interest rate risk component. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component. The OTS has postponed the date that the risk component will first be deducted from an institution's total capital to allow, among other things, the OTS to evaluate the interest rate risk proposals issued by the other banking agencies.

     Liquidity. The Savings Bank is required to maintain an average daily balance of liquid assets (e.g., cash, accrued interest on liquid assets, certain time deposits, savings accounts, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to not less than a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4 percent to 10 percent depending upon economic conditions and the savings flows of member associations; this requirement is currently 5 percent. OTS regulations also require each member savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1 percent) of the average daily balance of its net withdrawable deposit accounts and borrowings. The OTS may initiate enforcement actions for failure to meet these liquidity requirements. [The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.]

     Insurance of Deposit Accounts. FDICIA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

     Limitation on Capital Distributions. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (a) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75 percent of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. [As of December 31, 1996, the Savings Bank met the requirements of a Tier 1 Association.] In the event the Savings Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Moreover, under the OTS prompt corrective action regulations, the Savings Bank would be prohibited from making any capital distribution if, after the distribution, the Savings Bank would have, (i) total risk-based capital ratio of less than 8 percent, (ii) Tier 1 risk-based capital ratio of less than 4 percent, or (iii) a leverage ratio of less than 4 percent or has a leverage ratio that is less than 3 percent if the association is rated composite 1 under the CAMEL rating system in the most recent examination of the association and is not experiencing or anticipating significant growth.

     Community Reinvestment. The OTS, the FDIC, the Federal Reserve Board and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule will be phased in over a period of time and become fully effective by July 1, 1997. Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test."

     The lending test analyzes lending performance using five criteria: (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate-, middle-, and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas. The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services,
(iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

     An independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area, its record of lending to borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan.

     Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates," (i.e., any company that controls or is under common control with an association) including the Corporation and its non-savings-association subsidiaries or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Subsidiaries of a savings association are generally exempted from the definition of "affiliate." Section 23A limits the aggregate amount of transactions with any individual affiliate to 10 percent of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20 percent of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. Notwithstanding Sections 23A and 23B, FIRREA prohibits any savings association from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

     The Savings Bank's authority to extend credit to executive officers, directors and 10 percent shareholders, as well as such entities such persons control are currently governed by Section 22(g) and 22(h) of the FRA and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with the exception of minor variations, apply Regulation O to savings associations.

     Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized associations. Under this system, the OTS is required to take certain supervisory actions against undercapitalized associations, the severity of which depends upon the association's degree of undercapitalization. Generally, subject to a narrow exception, FDICIA requires the OTS to appoint a receiver or conservator for an association that is critically undercapitalized. FDICIA authorizes the OTS to specify the ratio of tangible equity to assets at which an association becomes critically undercapitalized and requires that ratio be no less than 2 percent of assets.

     Under OTS regulations, a savings association is considered to be undercapitalized if it has risk-based capital of less than 8 percent or has a Tier 1 risk-based capital ratio that is less than 4 percent or has a leverage ratio that is less than 4 percent or has a leverage ratio less than 3 percent if the savings association is rated composite 1 under the CAMEL rating system in the most recent examination of the association. A savings association that has risk-based capital less than 6 percent or a Tier 1 risk-based capital ratio that is less than 3 percent or a leverage ratio that is less than 3 percent would be considered to be "significantly undercapitalized." A savings association that has a tangible equity to total assets ratio equal to or less than 2 percent would be deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. In addition, the OTS could issue a capital directive to the savings association that includes additional discretionary restrictions on the savings association.

     Real Estate Lending Standards. The OTS and the other federal banking agencies have uniform regulations prescribing real estate lending standards. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65 percent), land development (75 percent), nonresidential construction (80 percent), improved property (85 percent) and one- to four-family residential construction (85 percent). Owner-occupied one- to four-family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90 percent or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

     Standards for Safety and Soundness. As required by FDICIA and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal banking regulators adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits and asset quality and earnings (the "Guidelines"). The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. FDIC regulations enacted under FDICIA also require all depository institutions to be examined annually by the banking regulators (but see, "Regulatory Relief for Thrifts and Banks") and depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

     Financial Management Requirements. FDICIA imposes new financial reporting requirements on all depository institutions with assets of more than $500 million, their management, and their independent auditors. It also establishes new rules for the composition, duties and authority of such institutions' audit committees and boards of directors. Among other things, all such depository institutions will be required to prepare and make available to the public annual reports on their financial condition and management (including statements of managements' responsibility for the financial statements, internal controls and compliance with certain federal banking laws and regulations relating to safety and soundness, and an assessment by management of the effectiveness of the institution's internal controls and procedures and the institution's compliance with such laws and regulations). The institution's independent public accountants are required to attest to these management assessments. Each such institution is also required to have an audit committee composed of independent directors.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts), non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.6 million plus 10 percent (subject to adjustment by the Federal Reserve Board between 8 percent and 14 percent) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. [The Savings Bank is in compliance with the foregoing requirements.]

     The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets.

     FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

     The Corporation is considered a non-diversified, savings and loan holding company within the meaning of the HOLA, has registered as a savings and loan holding company with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or holding company thereof, without prior written approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5 percent of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings and loan holding company, the Corporation generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that its savings association subsidiary continues to satisfy the QTL test. Upon any acquisition by the Corporation of another SAIF-insured institution (other than the Corporation), a federal savings bank insured by the BIF, or a state-chartered BIF-insured savings bank meeting the QTL test that is deemed to be a savings institution by OTS, except for a supervisory acquisition, the Corporation would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA, as amended by the

FIRREA, limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities in which multiple savings and loan holding companies were authorized by regulation to engage in on March 5, 1987. Such activities include mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage. The services and activities in which multiple holding companies were authorized to engage in on March 5, 1987 generally correspond to the activities which are permitted for service corporations of federally-chartered savings institutions.

                           FEDERAL AND STATE TAXATION

     Federal Taxation. Thrift institutions are subject to provisions of the Code, in the same general manner as other corporations. However, institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by certain interests in real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to qualifying real property loans may be based upon (a) actual loss experience, or (b) a percentage of taxable income before such deduction.

     The Bank, which files its federal income tax returns on a fiscal year basis, has generally elected to use the method which results in the greatest deduction for federal income tax purposes. The Bank has historically elected to use the percentage of taxable income method.

     The amount of the bad debt deduction that a thrift institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the full deduction is available only if at least 60% of the institution's assets fall within certain designated categories. Second, under the percentage of taxable income method the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year does not exceed 6% of such loans outstanding at such time. These limitations are not expected to restrict the Bank from making the maximum addition to its bad debt reserve.

     On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 ("the Act"). The Act repealed the reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after December 31, 1995. Thrift institutions such as the Bank with less than $500 million in assets are now required to use the experience method. The Act also grants partial relief from the bad debt reserve "recapture" which occurs in connection with the change in method of accounting. The pre-1988 reserves are not required to be included in income in connection with the change in method of accounting. In addition, the Act suspends recapture of post-1987 reserves for a period of two years, conditioned on the institution's compliance with certain residential loan requirements. Institutions can meet this residential loan requirement if the principal amount of residential loans made during a taxable year was not less than the "base amount" for such year. The base amount is determined on an institution-by-institution basis, and constitutes the average of the principal amounts of residential loans made by an institution during the six most recent taxable years. Notwithstanding the foregoing, institutions will be required to pay for recaptured post-1987 bad debt reserves ratably over a six-year period starting in 1998. Since provisions for deferred income tax have been provided for on post-1987 bad debt reserves, there will not be any additional income tax expense to the Bank on recapture.

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction will not be allowable for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), without payment of federal income taxes on such dividends or distributions by the Bank at the then current tax rates on the amount deemed removed. The Bank would include not only the amount actually distributed, but would also be increased (subject to certain limitations) by the amount of the tax payable by reason of such distribution.

     State Income Taxation. The State of Wisconsin imposes a tax on the Wisconsin Taxable income of corporations, including savings institutions, at the rate of 7.9%. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes, and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated state income tax returns.

     The Bank's income tax returns have not been audited. As of December 31, 1996, there are no outstanding issues with the Internal Revenue Service regarding the Bank's income tax returns. The Bank's state excise tax returns have not been audited by the State of Wisconsin over the past five fiscal years. For information regarding federal income taxes payable by the Bank, see Note 9 of the Notes to the Consolidated Financial Statements.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Corporation as of December 31, 1996.

NAME                                         AGE                    POSITION
----                                         ---                    --------
Gary E. Wegner.............................  47    President and Chief Executive Officer
Dean C. Carter.............................  39    Chief Financial Officer
Scott D. Huedepohl.........................  34    Vice President
Nancy L. Bilz..............................  38    Secretary

     The following table sets forth certain information with respect to the executive officers of the Bank as of December 31, 1996.

NAME                                         AGE                    POSITION
----                                         ---                    --------
Gary E. Wegner.............................  47    President and Chief Executive Officer
Scott D. Huedepohl.........................  34    Executive Vice President
Todd Cegelski..............................  35    Senior Vice President -- Commercial Lending
Melvin Bindl...............................  47    Sr. Vice President/Bank Manager
Dean C. Carter.............................  39    Vice President, Operations, Secretary
Kenneth E. Knerzer.........................  46    Vice President -- Lending
Patricia M. Schultz........................  43    Vice President -- Lending
Jeff Schlender.............................  36    Vice President/Bank Manager
Nancy L. Bilz..............................  38    Controller
John Seitz.................................  40    Vice President

     Gary E. Wegner joined the Bank as President, Chief Executive Officer and a Director in 1988. Prior to joining the Bank, Mr. Wegner was Executive Vice President and Chief Operating Officer of M&I Tri-County Bank, Marshfield, Wisconsin.

     Scott D. Huedepohl joined the Bank as Vice President and Portage Branch Manager in 1991. From 1987 and prior to joining the Bank, Mr. Huedepohl was Vice President and Senior Loan Officer at First National Bank and Trust of Baraboo. Mr. Huedepohl is currently Executive Vice President.

     Todd Cegelski joined Baraboo Federal in October of 1992 as bank manager of the Sauk Prairie office and was promoted to Sr. Vice President -- Commercial Lending in December, 1996.

     Melvin Bindl joined the Bank in December of 1995 as Sr. Vice President and Manager of the two Portage banking facilities. Bindl joins Baraboo Federal with over 20 years of commercial banking experience with the First National Bank of Portage.

     Dean Carter joined the Bank in 1991 as an internal auditor. From 1986 and prior to joining the Bank, Mr. Carter was Senior Auditor with Valley Bancorporation. Mr. Carter is currently Vice President of Operations and Secretary.

     Kenneth E. Knerzer joined the Bank in 1974 as Vice President -- Lending.

     Patricia M. Schultz joined the Bank as Vice President -- Lending in 1989. From 1983 and prior to joining the Bank, Mrs. Schultz was Vice President and Branch Manager at Western Federal Savings, Sparta, Wisconsin.

     Jeff Schlender joined Baraboo Federal in October 1994 as Assistant Vice President -- Retail Manager of the Baraboo offices. Jeff was promoted to Vice President and Manager of the Baraboo retail offices in December of 1995.

     Nancy L. Bilz joined Baraboo Federal in September 1994 as Controller for the organization. From 1984 and prior to joining the Bank, Mrs. Bilz was Audit Manager with Valley Bancorporation and Marshall & Illsley Corporation.

     John Seitz joined Baraboo Federal Bank in January 1995 as Assistant Manager of the Portage offices. From 1979 and prior to joining the Bank, Mr. Seitz was Vice President and Cashier with the First National Bank of Portage.

ITEM 2.  DESCRIPTIONS OF PROPERTIES

     The following table sets forth the location of the Bank's offices and other facilities as well as certain additional information relating to these offices and facilities as of December 31, 1996.

                                                                TOTAL       NET BOOK    OWNED/
                          LOCATION                            INVESTMENT     VALUE      LEASED
                          --------                            ----------    --------    ------
                                                              (DOLLARS IN THOUSANDS)
Corporate Office:...........................................    $1,625       $1,016     Owned
  1159 Eighth Street
  Baraboo, Wisconsin
Portage Branch Office:......................................       703          388     Owned
  611 E. Wisconsin
  Portage, Wisconsin
Sauk Prairie Branch Office:.................................       416          353     Owned
  525 Water Street
  Sauk Prairie, Wisconsin
Limited Service Office:.....................................       164           59     Owned
  128 Fourth Avenue
  Baraboo, Wisconsin
Limited Service Office:.....................................       144           74     Leased
  615 Highway 136
  West Baraboo, Wisconsin
Lodi Branch Office..........................................       924          729     Owned
  613 N. Main Street
  Lodi, Wisconsin
Portage North Branch Office:................................     1,150        1,066     Owned
  2851 New Pinery Road
  Portage, Wisconsin
Kingston Branch Office:.....................................       310          285     Owned
  120 N. South Street
  Kingston, Wisconsin

                                                                TOTAL       NET BOOK    OWNED/
                          LOCATION                            INVESTMENT     VALUE      LEASED
                          --------                            ----------    --------    ------
Limited Service Office......................................        46           42     Owned
  509 N. Main Street
  Dalton, Wisconsin

     The Bank uses the services of an independent data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

     The net book value of the Bank's investment in office, properties and equipment totaled $4.0 million at December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

     Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation or the Bank or any subsidiary is a party, or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CORPORATE DATA

CORPORATE OFFICE                       PRINCIPAL SUBSIDIARY
1159 Eighth Street                     Baraboo Federal Bank, FSB
Baraboo, Wisconsin 53913-0450          Baraboo, Wisconsin
(608) 356-7771

STOCK INFORMATION

     The Common Stock of Midwest Federal Financial Corp. trades on the Nasdaq "SmallCap" Market under the symbol "MWFD." The number of shareholders of record as of February 28, 1997, is 439.

     This table shows market price information of, and cash dividends paid on the Company's common stock. The prices given represent high and low prices on the Nasdaq "SmallCap" Market.

1994                                                           HIGH      LOW      DIVIDEND
----                                                          ------    ------    --------
First Quarter...............................................  $ 6.17    $ 6.17     2.9c
Second Quarter..............................................  $ 6.34    $ 6.17     2.9c
Third Quarter...............................................  $ 6.67    $ 6.34     2.9c
Fourth Quarter..............................................  $ 6.67    $ 6.34     2.9c

1994                                                           HIGH      LOW      DIVIDEND
----                                                          ------    ------    --------
First Quarter...............................................  $ 6.34    $ 6.25     3.2c
Second Quarter..............................................  $ 8.13    $ 6.25     3.3c
Third Quarter...............................................  $ 9.13    $ 8.13     3.3c
Fourth Quarter..............................................  $ 9.75    $ 9.13     3.3c

1995                                                           HIGH      LOW      DIVIDEND
----                                                          ------    ------    --------
First Quarter...............................................  $11.50    $ 9.75     3.8c
Second Quarter..............................................  $16.00    $11.00     3.8c
Third Quarter...............................................  $18.75    $15.25     7.5c
Fourth Quarter..............................................  $24.75    $18.00     7.5c

     Cash dividends paid per share and common stock prices for prior periods have been restated to reflect a three-for-two stock split effected in the form of a dividend, executed May 1995, and a two-for-one stock split effected in the form of a dividend, executed in May 1996.

REGISTRAR AND TRANSFER
  AGENT                      INDEPENDENT AUDITORS         SPECIAL LEGAL COUNSEL
Firstar Trust                McGladrey & Pullen, LLP      Schiff Hardin & Waite
P.O. Box 1077                Madison, Wisconsin           Chicago, Illinois
Milwaukee, Wisconsin 53201
Investor Services number
  800-637-7549

STOCKHOLDER INQUIRIES AND AVAILABILITY OF FORM 10-KSB

     A copy of this Form 10-KSB as filed with the Securities and Exchange Commission is available to stockholders free of charge upon written request to:
  Midwest Federal Financial Corp.
     Attn: Investor Relations
     1159 Eighth Street, P.O. Box 450
     Baraboo, Wisconsin 53913-0450
     (608) 356-7771

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table sets forth selected consolidated historical financial data for the Company at the dates and during the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

                                                                     AT DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
FINANCIAL CONDITION DATA:
Total assets................................................  $196,300   $177,164   $150,966
Loans receivable............................................   144,201    122,925    113,818
Cash, interest-bearing deposits and investments.............    42,395     45,134     29,767
Deposits....................................................   152,491    142,591    125,624
Stockholders' equity........................................    16,904     16,541     14,795

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1996         1995         1994
                                                              ---------    ---------    --------
                                                               (DOLLARS IN THOUSANDS EXCEPT PER
                                                                        SHARE AMOUNTS)
OPERATING DATA:
Interest income.............................................    $14,937      $12,501      $8,950
Interest expense............................................      7,776        6,578       4,343
                                                                -------      -------      ------
Net interest income.........................................      7,161        5,923       4,607
Provision for loan losses...................................        318          165         108
                                                                -------      -------      ------
Net interest income after provision for loan losses.........      6,843        5,758       4,499
Gains on sale of loans and securities.......................        675          516         264
Other non-interest income...................................      1,639        1,415         965
Non-interest expense........................................      6,329        4,862       3,711
                                                                -------      -------      ------
Income before provision for income taxes....................      2,828        2,827       2,017
Provision for income taxes..................................        881        1,040         738
                                                                -------      -------      ------
Net income..................................................    $ 1,947      $ 1,787      $1,279
                                                                =======      =======      ======
          Total earnings per share..........................    $  1.12      $  1.01      $  .70
                                                                =======      =======      ======

     The table below sets forth certain performance ratios of the Company for the periods indicated.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              --------     --------    --------
KEY OPERATING RATIOS:
Return on assets (net income divided by average assets).....      1.05%(1)     1.11%       0.98%
Return on average equity (net income divided by average
  equity)...................................................     11.74(2)     11.34        8.54
Average equity to average assets............................      9.04         9.81       11.47
Interest rate spread (difference between average yield on
  interest-earning assets and average cost of
  interest-bearing liabilities).............................      3.67         3.43        3.22
Net interest margin (net interest income as a percentage of
  average interest-earning assets)..........................      4.16         3.97        3.77
Non-interest expense to average assets......................      3.40(3)      3.03        2.85
Average interest-earning assets to interest-bearing
  liabilities...............................................    111.00       112.00      115.00
Allowance for loan losses to total loans at end of period...      1.05         1.06        1.03
Net charge-offs to average outstanding loans during the
  period....................................................      0.02         0.03        0.02
Ratio of nonperforming assets to total assets...............      0.21         0.16        0.10

---------------

(1) Before special FDIC assessment 1.30%

(2) Before special FDIC assessment 14.13%

(3) Before special FDIC assessment 3.01%

                                                                   AT DECEMBER 31,
                                                              --------------------------
                                                               1996      1995      1994
                                                              ------    ------    ------
OTHER DATA:
Number of:
  Real estate loans outstanding.............................   2,531     2,451     2,344
  Deposit accounts..........................................  27,306    26,673    24,942
  Number of offices.........................................       9         9         8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to originate or invest in residential and commercial mortgage loans and, to a lesser extent, construction, commercial business and consumer loans and securities issued by governmental agencies. The Bank's revenues are derived principally from interest earned on loans and to a lesser extent, from interest earned on investment and mortgage-backed securities and noninterest income. The Bank's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand of financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Because the Bank is primarily dependent on net interest margin (interest income from loans and investments minus interest expense on deposit accounts and borrowings) for earnings, the focus of the Bank's planning has been to devise and employ strategies that provide a stable, positive spread between the yield on earning assets and the cost of interest-bearing liabilities in order to maximize the dollar amount of net interest income. Additionally, the Bank has been emphasizing noninterest income for the past three years to minimize its dependence on the interest margin.

     The operations of the Bank are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

LENDING STRATEGY

     The Bank's lending strategy is to provide full service community banking to include the following types of loans: One to four family first mortgage loans (41.8% of total loans receivable as of December 31, 1996), Commercial real estate and multi-family loans (38.1% of total loans), Construction loans (2.7% of total loans), consumer loans (20.3% of total loans), and Commercial business loans (7.2% of total loans). This positioning as a full service community bank has been directed by the Bank's management team, which has a significant amount of commercial banking experience. The diversification of the Bank's loan portfolio into consumer and commercial lending is designed to increase earnings and reduce interest rate risk by emphasizing shorter maturities and loans floating with prime rate. The Bank's lending policies have resulted in a high quality loan portfolio as evidenced by the ratio of non-performing assets to total assets of .20%.

     Because of regulatory requirements, the Bank remains primarily a residential lender, however, it will also continue to diversify its loan portfolio by careful consumer, commercial business and selected commercial real estate lending.

ASSET AND LIABILITY MANAGEMENT

     The Bank's exposure to interest rate risk results from the difference in amounts and maturities of interest-bearing liabilities and interest-earning assets, and also from the volatility of interest rates. The Bank has adopted various strategies intended to minimize the adverse effect of interest rate risk on its future operations by more closely matching the repricing frequency of its assets and liabilities at a level determined to be prudent by management. This Asset/Liability Management Policy generally seeks to match the repricing intervals and maturities of interest earning assets and interest bearing liabilities.

     At December 31, 1996, total interest earning assets repricing within one year exceeded total interest bearing liabilities in the same period by $26.7 million, representing a negative cumulative one year interest rate sensitivity gap equal to 13%. Certain strategies can be employed to reduce the cumulative gap, extend it, or move it from positive to negative. The strategies used typically depend on management's best forecast of future interest rates. During 1996, management increased gap to maximize interest income.

     The Bank's lending strategies are designed to enhance the interest rate sensitivity of the loan portfolio and interest income. These strategies are as follows:

     Originate Fixed-Rate Loans Only for Sale. The Bank generally sells its fixed rate loans within 30 days from the loan closing date with servicing retained by the Bank.

     Originate Adjustable-Rate 1-4 Family Residential Mortgage Loans for the Bank's Portfolio. The Bank currently offers one and three year ARMs both of which are tied to the One Year Treasury Bill Index. At December 31, 1996, the Bank had $73.6 million of ARMs, or 50% of the Bank's loan portfolio. The origination of ARMs makes the Bank's loan portfolio more interest rate sensitive, and will result in more income in an increasing rate environment, all other variables being equal.

     Continued Emphasis on Commercial Business and Consumer Lending. The Bank's consumer loan portfolio has grown to $29.8 million, or 20.3% of the Bank's loan portfolio as of December 31, 1996, and the Bank's commercial business loan portfolio was $10.6 million or 7.2% of the total loan portfolio. The Bank's consumer lending activities include automobile loans, home equity and second mortgage loans and education loans. The Bank's commercial lending activities include equipment term loans, agriculture loans, and working capital lines of credit secured by accounts receivable and inventory. Consumer and commercial business loans generally have higher rates than loans secured by real estate, but involve higher risks of default and subsequent losses.

     Originate Multi-Family Residential and Commercial Real Estate Loans. The Bank's multi-family and commercial real estate loan portfolio has grown to $41.4 million, or 28.1% of total loans as of December 31, 1996. These loans are secured primarily by properties located in our market area. Commercial and multi-family residential real estate loans generally carry higher rates of interest and are more interest rate sensitive, but involve higher risks of default.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities) and, to a lesser extent, sales of mortgage loans, sales or maturing of investment securities, mortgage-backed securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives discussed above, consistent with local market conditions. Excess balances are invested in overnight funds. In addition, The Bank borrows funds from the Federal Home Loan Bank of Chicago.

     Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5.0% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At December 31, 1996, the Bank's liquidity ratio was 13.02%.

     The primary investing activity of the Bank is lending. During the year ended December 31, 1996, the Bank originated and purchased $84.2 million of loans. These originations and purchases were primarily funded by proceeds from the sale of loans, principal repayments on loans, and an increase of deposits and borrowed funds.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposits flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank and collateral eligible for repurchase agreements.

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1996, the Bank had outstanding commitments to originate loans of $2,839,138 and unused lines of credit outstanding of $9,856,408. See Note 10 of the Notes to Consolidated Financial Statements.

     Certificates of deposit scheduled to mature in one year or less at December 31, 1996, totaled $55.1 million. Based upon management's experience and familiarity with the customers involved and the Bank's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Bank.

     As a federally chartered stock savings bank, the Bank's capital consists primarily of accumulated retained earnings, and outstanding stock. At December 31, 1996, the Bank's stockholders' equity totaled $14.5 million.

     Under FIRREA, the capital requirements applicable to all savings institutions, including the Bank, have been substantially increased; however, the Bank is in full compliance with its capital requirements. See Note 11 of the Notes to Consolidated Financial Statements.

EFFECT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

FINANCIAL CONDITION

     Total assets increased $19.1 million or 10.8%, from $177.2 million at December 31, 1995, to $196.3 million at December 31, 1996. This increase is primarily reflected in increases in loans receivable of $21.3 million or 17.3%. The increase was funded primarily by increases in deposits of $9.9 million or 6.9%, and increases in Federal Home Loan Bank Borrowings of $8.8 million or 55%.

     Loan growth for the year 1996 was primarily in commercial mortgage loans. Commercial mortgage loans increased by $16.4 million or 90.6%, due to new personnel and market opportunities, much of it in our Portage market. Deposit growth would not keep pace with loan growth in 1996 without significant increases in cost of funds so Federal Home Loan Bank borrowings were employed.

     FHLB-Chicago advances have been increasingly used by the Bank due to attractive rates as compared to local market rates. Additionally, FHLB advances are more efficient to obtain and terms can be easily matched to loan repricing and maturity periods.

RESULTS OF OPERATIONS

  Years Ended December 31, 1996 compared to December 31, 1995

     General. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-KSB.

     Net income for fiscal year 1996 was $1,946,699 compared to $1,787,230 in 1995, an increase of $159,469 or 8.9%. Increases in interest income were due to growth of interest earning assets, and increases in loan fees and profit on sale of loans were offset by the special FDIC SAIF assessment of $727,890.

     Net Interest Income. Net interest income increased by $1.3 million or 22.0% from $5.9 million to $7.2 million. Total interest income increased by 19.5% or $2.4 million in 1996 when compared to 1995.

     Interest from mortgage loans increased by $1.5 million and interest from other loans has increased by $.3 million. The interest on investments securities, mortgage backed securities and FHLB stock has increased by $.5 million. The increase in total interest income is a result of an increase in market rates and corresponding yields ($1.5 million), and growth in interest earning assets ($.9 million).

     Interest paid on deposits increased by 9.8% from $6.1 million in 1995 to $6.7 million in 1996. The increase in deposit interest expense is due to increased market rates ($.1 million), and growth in deposit balances ($.5 million). Interest paid on borrowed funds increased 115% or $.6 million. This increase is due to the increased use of borrowed funds to fund loans and investments.

     Provision for Loan Losses. The provision for loan losses increased from $165,000 in 1995 to $317,500 in 1996, due primarily to an increase in commercial mortgage loans. Management periodically reviews loans and foreclosed properties to determine whether the estimated realizable value of the related asset is less than the carrying amount. In making such determinations, consideration is given to estimated sales price, refurbishing costs, and direct holding and selling costs. When a loss is anticipated, an allowance for the estimated loss is provided. In addition, general loss allowances are established in excess of identifiable losses. This allowance is based on the Bank's own loss experience, that of the financial services industry, and management's ongoing assessment of the credit risk inherent in the portfolio.

     Other Income and Expenses. Total non-interest income increased by 21.1% to $2.3 million for 1996 from $1.9 million in 1995. This increase consisted of a $192,511 increase in deposit fee income, a $273,213 increase in gains on sale of loans, and $81,431 increase in other income. Increases in loan fee income and gains on sale of loans is due to increased activity in originating fixed rate, saleable, 1-4 family mortgages. Increases in deposit income result from increased transaction volume. The increase in other income is primarily from sales of nondeposit products.

     Total operating expenses increased by 28.6% to $6.3 million for 1996 from $4.9 million in 1995. The primary reason for this increase is the $727,890 special FDIC SAIF assessment described under "REGULATION

AND SUPERVISION". Increases in salaries occupancy and other expense are related to growth in loans and loan originations.

     Taxes. Income taxes decreased by $159,000 or 15.3% from $1,040,000 in 1995 to $881,000 in 1996.

                      CONSOLIDATED AVERAGE BALANCE SHEETS
                         FISCAL YEAR ENDED DECEMBER 31,

                                                   1996                                     1995
                                  --------------------------------------   --------------------------------------
                                    AVERAGE                                  AVERAGE
                                  OUTSTANDING    INTEREST      AVERAGE     OUTSTANDING    INTEREST      AVERAGE
                                    BALANCE     EARNED/PAID   YIELD/RATE     BALANCE     EARNED/PAID   YIELD/RATE
                                  -----------   -----------   ----------   -----------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
     Mortgage loans.............   $ 96,098       $ 8,844        9.20%      $ 86,403       $ 7,352        8.51%
     Non mortgage loans.........     38,865         3,637        9.36         34,373         3,313        9.64
                                   --------       -------        ----       --------       -------        ----
       Total loans..............    134,963        12,481        9.25        120,776        10,665        8.83
                                   ========       =======        ====       ========       =======        ====
     Mortgage-backed
       securities...............     15,141           993        6.56          9,261           585        6.32
     Investment and other
       securities...............     21,717         1,392        6.41         17,451         1,199        6.87
  Federal Home Loan Bank
     stock......................      1,038            71        6.84            749            52        6.94
                                   --------       -------        ----       --------       -------        ----
       Total interest-earning
          assets................    172,859        14,937        8.64        148,237        12,501        8.43
                                   ========       =======        ====       ========       =======        ====
Non-interest earning assets.....     13,053                                   12,403
                                   --------       -------        ----       --------       -------        ----
  Total assets..................   $185,912                                 $160,640
                                   ========       =======        ====       ========       =======        ====
Liabilities and Equity
  Deposits:
  Non-interest bearing DDA......   $ 12,532       $     0           0       $ 10,542       $     0           0%
  Interest bearing DDA..........     12,694           370        2.91         11,097           286        2.58
  Savings deposits..............    122,956         6,358        5.17        111,914         5,805        5.19
                                   --------       -------        ----       --------       -------        ----
     Total deposits.............   $148,182       $ 6,728        4.54       $133,553       $ 6,091        4.56
                                   ========       =======        ====       ========       =======        ====
Borrowings......................     18,192         1,048        5.76          8,159           487        5.97
  Total interest-bearing
     liabilities................   $153,442       $ 7,776        5.07       $131,170       $ 6,578        5.01
                                   ========       =======        ====       ========       =======        ====
Other liabilities...............      2,739                                    3,173
                                   --------       -------        ----       --------       -------        ----
  Total liabilities.............   $169,113                                 $144,885
                                   ========       =======        ====       ========       =======        ====
  Equity........................     16,799                                   15,755
                                   --------       -------        ----       --------       -------        ----
Total liabilities and equity....   $185,912                                 $160,640
                                   ========       =======        ====       ========       =======        ====

RESULTS OF OPERATIONS

  Year Ended December 31, 1995 compared to December 31, 1994

     General. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

     Net income for fiscal year 1995 was $1,787,230 compared to $1,278,619 in 1994, an increase of $508,611 or 39.8%. The increase was due primarily to growth in assets of 17.4%, increases in gains on sales of securities, and GIC bond recoveries.

     Net Interest Income. Net interest income increased by $1.3 million or 28.3% from $4.6 million to $5.9 million. Total interest income increased by 39.7% or $3.55 million in 1995 when compared to 1994.

     Interest from mortgage loans increased by $1.9 million and interest from other loans has increased by $1.4 million. The interest on investments securities, mortgage backed securities and FHLB stock has increased by $197,030. The increase in total interest income is a result of an increase in market rates and corresponding yields ($2.1 million), and growth in interest earning assets ($1.5 million). Interest paid on deposits increased by 56.4% from $3.9 million in 1994 to $6.1 million in 1995. The increase in deposit interest expense is due to increased market rates ($3.4 million), and growth in deposit balances ($.5 million). Interest paid on borrowed funds increased from $453,926 in 1994 to $486,632 in 1995. This increase is due to the increased use of borrowed funds to fund loans and investments.

     Provision for Loan Losses. The provision for loan losses increased from $108,000 in 1994 to $165,000 in 1995, due primarily to an increase in nonmortgage loans. Management periodically reviews loans and foreclosed properties to determine whether the estimated realizable value of the related asset is less than the carrying amount. In making such determinations, consideration is given to estimated sales price, refurbishing costs, and direct holding and selling costs. When a loss is anticipated, an allowance for the estimated loss is provided. In addition, general loss allowances are established in excess of identifiable losses. This allowance is based on the Bank's own loss experience, that of the financial services industry, and management's ongoing assessment of the credit risk inherent in the portfolio.

     Other Income and Expenses. Total non-interest income increased by 57.1% to $1.9 million for 1995 from $1.2 million in 1994. This increase consisted of a $88,901 increase in loan fee income, a $156,491 increase in deposit fee income, a $220,907 increase in gains on sale of investments, a $31,242 increase in gains on sale of loans, and $204,159 increase in other income. Increases in loan fee income and gains on sale of loans is due to increased activity in originating fixed rate, saleable, 1-4 family mortgages. Increases in deposit income result from increased transaction volume.

     Total operating expenses increased by 30.8% to $4.9 million for 1995 from $3.71 million in 1994. The primary reason for these increases is the addition of branch offices. Branches were acquired in mid December 1994 in Kingston and Dalton, Wisconsin, and a second office was opened in Portage in April 1995. Additionally, 1995 was the first year for our trust department and its associated costs, and a training department was added in 1995.

     Taxes. Income taxes increased by $302,000 or 40.9% from $738,000 in 1994 to $1,040,000 in 1995, which is a result of the change in pre-tax income.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements contained in the Annual Report which are listed under Item 13 herein are incorporated herein by reference.

                       Wipfli Ullrich Bertelson CPAs Logo

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Midwest Federal Financial Corp.
Baraboo, Wisconsin

     We have audited the accompanying consolidated statements of financial condition of MIDWEST FEDERAL FINANCIAL CORP. And Subsidiary (the Company) as of December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIDWEST FEDERAL FINANCIAL CORP. And Subsidiary as of December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                  Wipfli Ullrich Bertelson, CPAs

January 26, 1996
Wausau, Wisconsin

                     LETTERHEAD OF MCGLADREY & PULLEN, LLP

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Midwest Federal Financial Corp.
Madison, Wisconsin

     We have audited the accompanying consolidated statement of financial condition of Midwest Federal Financial Corporation and its subsidiary as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Federal Financial Corporation and its subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights in 1996.

                                                 MCGLADREY & PULLEN, LLP

Baraboo, Wisconsin
January 24, 1997

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1995

                                                                  1996           1995
                                                              ------------   ------------
                                         ASSETS
Cash and cash equivalents...................................  $  6,874,107   $  6,479,903
Other interest bearing deposits.............................       100,000        598,999
Securities held to maturity (fair value 1996 $1,093,240;
  1995 $2,112,022)..........................................     1,100,000      2,095,025
Securities available for sale...............................    34,320,832     35,959,873
Loans held for sale.........................................       527,446        847,155
Loans, net of allowance for loan losses
  1996 $1,538,580; 1995 $1,320,734..........................   144,201,689    122,925,422
Accrued interest receivable.................................     1,512,342      1,397,062
Premises and equipment, net.................................     4,030,183      4,012,669
Other assets................................................     3,633,424      2,847,985
                                                              ------------   ------------
                                                              $196,300,023   $177,164,093
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
     Non-interest bearing...................................  $ 13,204,354   $ 13,273,632
     Interest bearing.......................................   139,287,113    129,316,882
                                                              ------------   ------------
                                                               152,491,467    142,590,514
  Borrowed funds............................................    24,800,000     16,000,000
  Advance payments by borrowers -- escrow accounts..........       141,893        176,921
  Accrued interest payable and other liabilities............     1,962,987      1,855,346
                                                              ------------   ------------
                                                               179,396,347    160,622,781
                                                              ------------   ------------
Commitments, Contingencies and Credit Risk
Stockholders' Equity
  Common stock, par value $.01 per share, 3,000,000 shares
     authorized, 2,069,998 shares issued, outstanding
     1,620,379 and 1,632,880 shares respectively............        20,700         10,350
  Additional paid-in capital................................     6,495,310      6,500,960
  Retained earnings, substantially restricted...............    14,507,322     13,162,529
  Unrealized gain (loss) on securities available for sale,
     net....................................................       (94,600)       187,600
  Loan to ESOP..............................................      (350,142)      (419,142)
Treasury stock, at cost 449,619 and 437,118 shares
  respectively..............................................    (3,674,914)    (2,900,985)
                                                              ------------   ------------
                                                                16,903,676     16,541,312
                                                              ------------   ------------
                                                              $196,300,023   $177,164,093
                                                              ============   ============

                See Notes to Consolidated Financial Statements.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996          1995          1994
                                                           -----------   -----------   ----------
Interest income
  Mortgage loans.........................................  $ 8,843,747   $ 7,351,969   $5,425,222
  Other loans............................................    3,637,411     3,313,143    1,879,357
  Securities:
     taxable.............................................    1,937,605     1,424,232    1,226,009
     exempt from federal income taxes....................      212,147       180,030      189,556
  Other..................................................      305,719       231,715      229,682
                                                           -----------   -----------   ----------
                                                            14,936,629    12,501,089    8,949,826
                                                           -----------   -----------   ----------
Interest expense
  Deposits...............................................    6,727,993     6,090,900    3,889,255
  Borrowed funds.........................................    1,047,610       486,632      453,926
                                                           -----------   -----------   ----------
                                                             7,775,603     6,577,532    4,343,181
                                                           -----------   -----------   ----------
          Net interest income............................    7,161,026     5,923,557    4,606,645
Provision for loan losses................................      317,500       165,000      108,000
                                                           -----------   -----------   ----------
          Net interest income after provision for loan
            losses.......................................    6,843,526     5,758,557    4,498,645
                                                           -----------   -----------   ----------
Other income
  Loan service fees and charges..........................      280,004       330,313      241,412
  Deposit service fees and charges.......................      804,389       611,878      455,387
  Securities gains (losses), net.........................      241,159       355,534      134,627
  Net gain on sale of loans..............................      433,481       160,268      129,026
  Other..................................................      554,580       473,149      268,990
                                                           -----------   -----------   ----------
                                                             2,313,613     1,931,142    1,229,442
                                                           -----------   -----------   ----------
Other expenses
  Salaries and employee benefits.........................    2,861,523     2,411,682    1,834,854
  Occupancy expenses.....................................      749,525       674,491      563,950
  Office operating expenses..............................      576,713       679,982      559,594
  Federal deposit insurance premiums.....................      267,135       263,390      227,245
  SAIF assessment........................................      727,890
  Other..................................................    1,146,654       832,924      525,825
                                                           -----------   -----------   ----------
                                                             6,329,440     4,862,469    3,711,468
                                                           -----------   -----------   ----------
          Income before income taxes.....................    2,827,699     2,827,230    2,016,619
Income tax expense.......................................      881,000     1,040,000      738,000
                                                           -----------   -----------   ----------
          Net income.....................................  $ 1,946,699   $ 1,787,230   $1,278,619
                                                           ===========   ===========   ==========
Earnings per share of common stock.......................  $      1.12   $      1.01   $      .70
                                                           ===========   ===========   ==========
Weighted average number of shares outstanding............    1,743,021     1,773,758    1,824,984
                                                           ===========   ===========   ==========

                See Notes to Consolidated Financial Statements.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   UNREALIZED
                                                                     GAIN ON
                                       ADDITIONAL                  SECURITIES
                             COMMON     PAID-IN      RETAINED       AVAILABLE      LOAN TO     TREASURY
                              STOCK     CAPITAL      EARNINGS     FOR SALE, NET     ESOP         STOCK
                             -------   ----------   -----------   -------------   ---------   -----------
BALANCE, DECEMBER 31,
  1993.....................  $ 6,900   $6,495,310   $10,570,351    $              $(562,005)  $(1,443,906)
Net income.................                           1,278,619
Net unrealized gain on
  securities available for
  sale as of January 1,
  1994.....................                                            408,000
Purchase of treasury
  stock....................                                                                      (832,282)
Exercise of stock
  options..................                             (35,391)                                   80,741
Repayment of ESOP loan.....                                                          73,863
Net change in unrealized
  gains and losses on
  securities available for
  sale, net................                                         (1,048,468)
Dividends ($.23 per
  share)...................                            (196,841)
                             -------   ----------   -----------    -----------    ---------   -----------
BALANCE, DECEMBER 31,
  1994.....................    6,900    6,495,310    11,616,738       (640,468)    (488,142)   (2,195,447)
Net income.................                           1,787,230
3-for-2 stock split in the
  form of a dividend.......    3,450                     (3,450)
Purchase of treasury
  stock....................                                                                      (784,098)
Exercise of stock
  options..................                 5,650       (20,084)                                   78,560
Repayment of ESOP loan.....                                                          69,000
Net change in unrealized
  gains and losses on
  securities available for
  sale, net................                                            828,068
Dividends ($.26 per
  share)...................                            (217,905)
                             -------   ----------   -----------    -----------    ---------   -----------
BALANCE, DECEMBER 31,
  1995.....................   10,350    6,500,960    13,162,529        187,600     (419,142)   (2,900,985)
Net income.................                           1,946,699
Purchase of treasury
  stock....................                                                                    (1,061,435)
Exercise of stock
  options..................                (5,650)     (165,879)                                  287,506
Repayment of ESOP loan.....                                                          69,000
Net change in unrealized
  gains and losses on
  securities available for
  sale, net................                                           (282,200)
2-for-1 stock split in the
  form of a dividend.......   10,350                    (10,350)
Dividends ($.30 per
  share)...................                            (425,677)
                             -------   ----------   -----------    -----------    ---------   -----------
BALANCE, DECEMBER 31,
  1996.....................  $20,700   $6,495,310   $14,507,322    $   (94,600)   $(350,142)  $(3,674,914)
                             =======   ==========   ===========    ===========    =========   ===========

                See Notes to Consolidated Financial Statements.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996           1995           1994
                                                          ------------   ------------   ------------
Cash Flows From Operating Activities
  Net income............................................  $  1,946,699   $  1,787,230   $  1,278,619
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.......................................       373,545        332,422        250,820
     Amortization.......................................        87,211         87,099
     Net amortization (accretion) of bond premiums and
       discounts........................................        23,839         20,483         58,578
     Provision for loan losses..........................       317,500        165,000        108,000
     Securities (gains) losses..........................      (241,159)      (355,543)      (134,627)
     Gain on sale of loans..............................      (433,481)      (160,268)      (129,026)
     Origination of loans held for sale.................   (21,430,945)   (12,459,204)   (11,261,630)
     Proceeds from sale of loans held for sale..........    22,184,135     11,935,817     12,064,226
     Deferred income taxes..............................      (101,000)        25,000         35,000
     Increase in accrued interest receivable and other
       assets...........................................      (715,930)    (1,192,165)    (1,429,979)
     Increase in accrued interest payable and other
       liabilities......................................        41,181        487,601        292,692
                                                          ------------   ------------   ------------
          Net cash provided by operating activities.....     2,051,595        673,472      1,132,673
                                                          ------------   ------------   ------------
Cash Flows From Investing Activities
  Net (increase) decrease in other interest bearing
     deposits...........................................       498,999       (201,999)     1,379,638
  Purchases of securities held to maturity..............                   (2,094,800)
  Proceeds from maturities of securities held to
     maturity...........................................     1,000,000
  Purchases of securities available for sale............   (19,856,503)   (29,650,902)    (5,517,261)
  Proceeds from sales of securities available for
     sale...............................................    16,692,415     13,202,255      3,196,949
  Proceeds from maturities of securities available for
     sale...............................................     4,560,274      5,672,817      3,012,795
  Net increase in loans.................................   (21,524,767)    (9,203,245)   (28,132,951)
  Purchases of premises and equipment...................      (391,059)      (819,939)    (1,180,993)
                                                          ------------   ------------   ------------
          Net cash (used in) investing activities.......   (19,020,641)   (23,095,813)   (27,241,823)
                                                          ------------   ------------   ------------
Cash Flows From Financing Activities
  Net increase in deposits..............................     9,900,953     16,966,991     26,040,804
  Net increase in borrowings............................     8,800,000      7,000,000      2,500,000
  Net decrease in advance payments by borrowers for
     escrow.............................................       (35,028)        (8,126)       (13,728)
  Purchase of treasury stock............................    (1,061,435)      (784,098)      (832,282)
  Proceeds from exercise of stock options...............       115,977         64,126         45,350
  Dividends paid........................................      (357,217)      (213,103)      (224,214)
                                                          ------------   ------------   ------------
          Net cash provided by financing activities.....    17,363,250     23,025,790     27,515,930
                                                          ------------   ------------   ------------
          Increase in cash and cash equivalents.........       394,204        603,449      1,406,780
Cash and cash equivalents:
  Beginning.............................................     6,479,903      5,876,454      4,469,674
                                                          ------------   ------------   ------------
  Ending................................................  $  6,874,107   $  6,479,903   $  5,876,454
                                                          ============   ============   ============
Supplemental Cash Flow Information
  Cash payments for:
     Interest...........................................  $  7,693,271   $  6,498,897   $  4,061,660
     Income taxes.......................................     1,162,778        859,832        720,436
Supplemental Schedule of Noncash Financing Activities
  Common stock transferred to Company as payment for
     stock options exercised............................        99,900

                See Notes to Consolidated Financial Statements.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Midwest Federal Financial Corp. (the Company) is the holding company for Baraboo Federal Bank, FSB (the Bank). The holding company owns all of the outstanding stock of the Bank and holds various investment securities. The Bank is a federally chartered stock savings bank offering traditional banking services through nine locations in central Wisconsin. The Bank's wholly-owned subsidiary, BF Financial, Inc. offers full service brokerage services.

     A summary of the Company's significant accounting policies follows:

     Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Basis of Consolidation: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Baraboo Federal Bank, FSB, and the Bank's wholly-owned subsidiary, BF Financial, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans, deposits, federal funds purchased and sold and other interest bearing deposits are reported net.

     Securities Held to Maturity: Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives.

     Securities Available for Sale: Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Available for sale securities are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as increases or decreases in stockholders' equity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

     Loans Held for Sale: Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or estimated market value and consist of certain fixed-rate, first mortgage loans that will be sold in the secondary market.

     Loans and Allowance for Loan Losses: Loans are stated at the amount of unpaid principal, less the allowance for loan losses and net deferred loan origination fees.

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

     Interest on loans is accrued daily on the outstanding balances. For impaired loans, accrual of interest is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. At that time, any accrued but uncollected interest is reversed, and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.

     Certain loan origination fees, commitment fees and direct loan origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield.

     Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by accelerated and straight-line methods over the estimated useful lives of the assets.

     Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Fair Value of Financial Instruments: The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

          Cash and Cash Equivalents and Other Interest Bearing Deposits: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

          Securities Held to Maturity and Available for Sale: Fair values for all securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans Held for Sale: Fair values are based on quoted market prices of similar loans sold on the secondary market.

          Loans: For variable-rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

          Deposits: Fair values disclosed for demand deposits equal their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.

          Borrowed Funds: The fair values of fixed-rate, long-term borrowings (other than deposits) are based on discounted cash flows using interest rates currently being offered on similar borrowings with similar terms and similar credit quality. The fair values of all short-term borrowings approximate their carrying amounts.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

          Accrued Interest Receivable and Payable: The fair values of both accrued interest receivable and payable approximate their carrying amounts.

          Off-balance Sheet Instruments: Fair values for off-balance sheet instruments (letters of credit and lending commitments) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

          Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

     Earnings Per Share: Earnings per share are based on the weighted average number of common shares outstanding during each period and common stock equivalent shares, using the treasury share method. The weighted average number of shares have been adjusted for a two-for-one and three-for-two stock split effected in the form of a dividend during 1996 and 1995, respectively. Primary and fully diluted earnings per share are the same. The Company's common stock equivalents consist entirely of stock options.

     Mortgage Servicing Rights: The Bank adopted Financial Accounting Standards Board Statement No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights," effective January 1, 1996. SFAS 122 requires the Bank to record an asset for mortgage servicing rights when it sells mortgages and retains the servicing, and amortize the asset in proportion to, and over the period of, estimated net servicing revenues. The Bank recorded an asset for mortgage servicing rights of approximately $220,000 and related amortization of approximately $18,000.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities: In April 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125). SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS No. 125 also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

     SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation in certain circumstances in which the secured party has taken control of those assets. In addition, SFAS No. 125 requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

     SFAS No. 125 is effective for transactions occurring after December 31, 1996, except for secured borrowings and collateral for which the effective date is December 15, 1997. The Company believes the adoption of SFAS No. 125 will not have a material impact on its consolidated financial statements.

     Reclassifications: Certain amounts in these consolidated financial statements for prior years have been reclassified to conform to the 1996 presentations without any effect on stockholders' equity or net income.

NOTE 2.  RESTRICTIONS ON CASH AND CASH EQUIVALENTS

     The Bank is required to maintain reserve balances, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The total required reserve balance as of December 31, 1996 was approximately $506,000.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

NOTE 3.  DEBT AND EQUITY SECURITIES

     Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values at December 31 are shown below.

                                                              GROSS         GROSS
                                              AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                COST          GAINS         LOSSES         VALUE
                                             -----------    ----------    ----------    -----------
SECURITIES HELD TO MATURITY:
December 31, 1996
  U.S. Government and agency securities....  $ 1,100,000     $    440      $  7,200     $ 1,093,240
                                             ===========     ========      ========     ===========
December 31, 1995:
  U.S. Government and agency securities....  $ 2,095,025     $ 16,997      $            $ 2,112,022
                                             ===========     ========      ========     ===========
SECURITIES AVAILABLE FOR SALE:
December 31, 1996:
  U.S. Government and agency securities....  $11,907,933     $ 30,599      $129,628     $11,808,904
  State and municipal securities...........    5,576,226       94,514         6,373       5,664,367
  Mortgage-backed and related securities...   15,827,399       46,298       270,410      15,603,287
  Equity securities........................    1,158,874       87,975         2,575       1,244,274
                                             -----------     --------      --------     -----------
                                             $34,470,432..   $259,386      $408,986     $34,320,832
                                             ===========     ========      ========     ===========
December 31, 1995:
  U.S. Government and agency securities....  $20,486,905     $242,154      $     11     $20,729,048
  State and municipal securities...........    2,875,769       87,957        11,356       2,952,370
  Mortgage-backed and related securities...   11,405,698       37,303        83,447      11,359,554
  Equity securities........................      885,901       33,000                       918,901
                                             -----------     --------      --------     -----------
                                             $35,654,273     $400,414     9$4,814...    $35,959,873
                                             ===========     ========      ========     ===========

     Gross realized gains and losses on securities available for sale were as follows at December 31:

                                                       1996        1995        1994
                                                     --------    --------    --------
Gross gains........................................  $376,612    $482,842    $139,519
Gross losses.......................................   135,453     127,308       4,892

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

     The scheduled maturities of securities held for maturity and securities available for sale (other than equity securities) at December 31, 1996, were as follows:

                                     SECURITIES HELD TO        SECURITIES AVAILABLE FOR
                                          MATURITY                       SALE
                                  ------------------------    --------------------------
                                  AMORTIZED        FAIR        AMORTIZED        FAIR
                                     COST         VALUE          COST           VALUE
                                  ----------    ----------    -----------    -----------
Due in one year or less.........  $             $             $    39,977    $    40,060
Due from one to five years......     600,000       599,940      5,556,931      5,593,000
Due from five to ten years......     500,000       493,300      8,334,105      8,267,824
Due after ten years.............                                3,553,146      3,572,387
                                  ----------    ----------    -----------    -----------
                                   1,100,000     1,093,240     17,484,159     17,473,271
Mortgage-backed and related
  securities....................                               15,827,399     15,603,287
Equity securities...............                                1,158,874      1,244,274
                                  ----------    ----------    -----------    -----------
                                  $1,100,000    $1,093,240    $34,470,432    $34,320,832
                                  ==========    ==========    ===========    ===========

     For purposes of this maturity table, mortgage-backed securities are not scheduled by year of maturity since actual maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalties.

     Securities carried at approximately $11,663,311 at December 31, 1996 and $7,645,618 at December 31, 1995, were pledged to secure public deposits and for other purposes required or permitted by law.

     On January 1, 1994, the Bank changed its method of accounting for debt and equity securities in accordance with Statement on Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The January 1, 1994 balance of stockholders' equity was increased by $408,000, net of the related income tax effect of $261,000, to recognize the net unrealized holding gain on securities at that date.

NOTE 4.  LOANS

     The composition of net loans as of December 31, is as follows:

                                                                1996           1995
                                                            ------------   ------------
Commercial real estate....................................  $ 35,245,601   $ 18,082,781
Residential real estate...................................    66,615,603     66,507,510
Construction..............................................     4,911,600      4,661,327
Consumer installment......................................    16,435,287     13,648,225
Home equity...............................................    13,347,187     12,171,585
Commercial................................................    10,643,378     10,796,197
                                                            ------------   ------------
                                                             147,198,656    125,867,625
Less:
  Undisbursed loan proceeds...............................     1,458,387      1,621,469
  Allowance for loan losses...............................     1,538,580      1,320,734
                                                            ------------   ------------
                                                            $144,201,689   $122,925,422
                                                            ============   ============

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

     Changes in the allowance for loan losses for the years ended December 31, are as follows:

                                                        1996         1995         1994
                                                     ----------   ----------   ----------
Balance, beginning.................................  $1,320,734   $1,185,883   $  897,158
  Provision charged to operations..................     317,500      165,000      108,000
  Recoveries of amounts charged off................      17,986       14,963       19,208
  Amounts charged off..............................    (117,640)     (45,112)     (38,483)
  Acquired branches' allowance.....................                               200,000
                                                     ----------   ----------   ----------
Balance, ending....................................  $1,538,580   $1,320,734   $1,185,883
                                                     ==========   ==========   ==========

     Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were approximately $64,948,000 and $49,020,000 at December 31, 1996 and 1995,
respectively.

     There were commitments outstanding of $800,396 to sell loans at December 31, 1996.

NOTE 5.  PREMISES AND EQUIPMENT

     Premises and equipment and the total accumulated depreciation as of December 31, are as follows:

                                                                 1996         1995
                                                              ----------   ----------
Land and land improvements..................................  $  525,707   $  394,250
Buildings...................................................   3,323,538    3,316,502
Furniture and equipment.....................................   2,076,661    1,824,095
                                                              ----------   ----------
                                                               5,925,906    5,534,847
Less accumulated depreciation...............................   1,895,723    1,522,178
                                                              ----------   ----------
                                                              $4,030,183   $4,012,669
                                                              ==========   ==========

NOTE 6.  DEPOSITS

     The composition of deposits as of December 31, are as follows:

                                                                1996           1995
                                                            ------------   ------------
Demand deposits...........................................  $ 13,204,352   $ 13,273,632
NOW and money market accounts.............................    41,486,975     11,823,170
Savings deposits..........................................    11,255,467     35,066,268
Time certificates, $100,000 or more.......................    22,026,085     18,742,008
Other time certificates...................................    64,518,588     63,685,436
                                                            ------------   ------------
                                                            $152,491,467   $142,590,514
                                                            ============   ============

     At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

  1997......................................................  $55,828,136
  1998......................................................   21,409,896
  1999......................................................    6,873,887
  2000......................................................    1,834,543
  2001......................................................      457,861
Thereafter..................................................      140,350
                                                              -----------
                                                              $86,544,673
                                                              ===========

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

NOTE 7.  BORROWED FUNDS

     At December 31, 1996, the Bank had a $5,800,000 advance outstanding under an open line of credit and $19,000,000 advanced on various notes payable with varying maturities between January and July 1997. At December 31, 1995, the Bank had a $10,000,000 advance outstanding under an open line of credit and $6,000,000 advanced on various notes payable maturing between July 1996 and 1997. All borrowings were obtained from the Federal Home Loan Bank and are collateralized by certain mortgage loans and Federal Home Loan Bank stock. The interest rate on the open line of credit is .45 percent above the Federal Home Loan Bank daily investment rate, 5.31 percent at December 31, 1996 and 1995, respectively. The interest rates on the various notes payable were from 5.51 to
5.99 percent at December 31, 1996 and 5.87 to 5.99 percent at December 31, 1995.

NOTE 8.  INCOME TAXES

     The net cumulative effects of the primary temporary differences are shown in the following table:

                                                                1996        1995
                                                              --------    --------
Deferred tax assets:
  Deferred directors fees...................................  $146,000    $124,000
  Securities available for sale.............................    63,000
  Allowance for loan losses.................................   349,000     203,000
  Other.....................................................   166,000      74,000
                                                              --------    --------
                                                               724,000     401,000
                                                              --------    --------
Deferred tax liabilities:
  Securities available for sale.............................               116,000
  Premises and equipment....................................   215,000     172,000
  Mortgage servicing rights.................................    80,000
  Other.....................................................   111,000      75,000
                                                              --------    --------
                                                               406,000     363,000
                                                              --------    --------
                                                              $318,000    $ 38,000
                                                              ========    ========

     No valuation allowance was considered necessary.

     The provision for income taxes charged to operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                     1996          1995         1994
                                                   ---------    ----------    --------
Current tax expense..............................  $ 982,000    $1,015,000    $703,000
Deferred tax expense.............................   (101,000)       25,000      35,000
                                                   ---------    ----------    --------
                                                   $ 881,000    $1,040,000    $738,000
                                                   =========    ==========    ========

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1996, 1995 and 1994 as follows:

                                                     1996          1995         1994
                                                   ---------    ----------    --------
Computed "expected" tax expense..................  $ 961,500    $  961,300    $685,700
  Increase (decrease) in income taxes resulting
     from:
     State income taxes, net of federal
       benefits..................................    155,500       155,800     110,200
     Tax-exempt interest income..................    (72,700)      (53,100)    (58,300)
     Other.......................................   (163,300)      (24,000)        400
                                                   ---------    ----------    --------
                                                   $ 881,000    $1,040,000    $738,000
                                                   =========    ==========    ========

NOTE 9.  EMPLOYEE BENEFIT PLANS

     At December 31, 1996, the Company has a stock-based compensation plan, which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation costs were charged against income in 1996, 1995 and 1994. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1996          1995          1994
                                                 ----------    ----------    ----------
Net income:
  As reported..................................  $1,946,699    $1,787,230    $1,278,619
  Pro forma....................................   1,946,699     1,610,230     1,278,619
Earnings per share:
  As reported..................................        1.12          1.01           .70
  Pro forma....................................        1.12          0.91           .70

     Following is a summary of stock option transactions for the three years ended December 31, 1996:

                                                              NUMBER      WEIGHTED
                                                                OF      AVERAGE PRICE
                                                              SHARES      PER SHARE
                                                              -------   -------------
Outstanding at January 1, 1994..............................  143,864       3.33
  Exercised.................................................  (13,604)      3.33
                                                              -------
Outstanding at December 31, 1994............................  130,260       3.33
  Granted...................................................   60,030       7.17
  Exercised.................................................  (11,664)      4.68
                                                              -------
Outstanding at December 31, 1995............................  178,626       4.85
  Exercised.................................................  (51,800)      4.17
                                                              -------
Outstanding at December 31, 1996............................  126,826       4.68
                                                              =======

     All stock options outstanding at December 31, 1996 are currently eligible for exercise. At December 31, 1996, 88,200 shares were outstanding at $3.33 per share and 44,626 shares were outstanding at $7.17 per share. All shares of common stock under the stock option plans have been granted as of December 31, 1996. All outstanding options expire in 2002.

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees. The ESOP originally borrowed $690,000 from Midwest Federal Financial Corp. and purchased 207,000 shares of Company common stock. The loan is to be repaid at $17,250 quarterly plus interest at the Bank's prime rate (8.25 percent at December 31, 1996) with a ten year amortization. Annual contributions to

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY the ESOP in the amount of $69,000 are required. Additional contributions can be made at the discretion of the Board of Directors. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $102,130, $95,106, and $85,962 for 1996, 1995 and 1994, respectively. The ESOP shares as of December 31 were as follows:

                                                                 1996         1995
                                                              ----------   ----------
Allocated shares............................................  $   83,262   $   62,316
Shares released for allocation..............................      20,700       20,946
Unreleased shares...........................................     103,038      123,738
                                                              ----------   ----------
          Total ESOP shares.................................     207,000      207,000
                                                              ==========   ==========
Fair value of unreleased shares.............................  $1,777,406   $1,206,446
                                                              ==========   ==========

NOTE 10.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK

     Financial Instruments With Off-Balance Sheet Risk: The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amounts recognized on the consolidated balance sheets.

     The Bank's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments were as follows as of December 31:

                                                                1996           1995
                                                             -----------    ----------
Commitments to extend credit...............................  $ 2,839,138    $  990,750
Standby letters of credit..................................      133,500       228,536
Unused lines of credit.....................................    9,856,408     6,411,124
                                                             -----------    ----------
                                                             $12,829,046    $7,630,410
                                                             ===========    ==========

     Commitments to Extend Credit: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. If deemed necessary upon extension of credit, the amount of collateral obtained is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, debt and equity investments, inventory, property and equipment, and income-producing commercial properties.

     Standby Letters of Credit: Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

     Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from proceedings, pending or threatened, at December 31, 1996, would not have a material adverse effect on the consolidated financial statements.

FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK:

          Concentration by Geographic Location -- The Bank provides several types of loans to its customers including residential, commercial, and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Bank has a concentration of loans in the hotel industry in the south central Wisconsin area. Credit risk tends to be geographically concentrated in that the majority of the Bank's customer base is located within south central Wisconsin.

          Concentration of Securities -- The Bank's investment in state and municipal securities consist of securities located primarily in the State of Wisconsin.

NOTE 11.  RESTRICTIONS ON RETAINED EARNINGS AND REGULATORY MATTERS

     The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1996, approximately $4,172,000 of retained earnings were available for dividend declaration without regulatory approval.

     The Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of future dividends available to stockholders may depend on the dividends from the Bank.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

     The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                         FOR CAPITAL
                                                                    ACTUAL            ADEQUACY PURPOSES
                                                              -------------------    -------------------
                                                                AMOUNT      RATIO      AMOUNT      RATIO
                                                              ----------    -----    ----------    -----
AS OF DECEMBER 31, 1996:
Tangible Capital (to Tangible Assets):
  Baraboo Federal Bank, FSB.................................  14,481,000     7.5%     2,911,000     1.5%
Core Capital (to Tangible Assets):
  Baraboo Federal Bank, FSB.................................  14,481,000     7.5%     5,822,000     3.0%
Total Capital (to Risk-Weighted Assets):
  Baraboo Federal Bank, FSB.................................  16,020,000    11.7%    10,942,000     8.0%
Tier 1 Capital (to Risk-Weighted Assets):
  Baraboo Federal Bank, FSB.................................  14,481,000    10.6%     5,471,000     4.0%
Tier 1 Capital (to Average Assets):
  Baraboo Federal Bank, FSB.................................  14,481,000     7.9%     7,371,000     4.0%

     At the time of the conversion of the Bank from a mutual institution to a federally chartered stock savings bank in 1992, an amount equal to the Bank's total net worth in its latest consolidated statement of financial condition appearing in the final prospectus is considered to be a "liquidation account". The liquidation account is for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank. In the unlikely event of a complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then-current adjusted balance for deposit accounts held, before any distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Company, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Bank to be reduced below the amount required for the liquidation account.

     The Bank has qualified under provision of the Internal Revenue Code which permit as a deduction for taxable income an allowance for bad debts which differs from the provision for such losses charged to income. Accordingly, retained earnings as of December 31, 1996, included approximately $3,180,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, or if the Bank fails to meet certain definitional tests, federal income taxes may be imposed at the then applicable rates.

NOTE 12.  TRANSACTIONS WITH RELATED PARTIES

     The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with officers and directors, including their families and companies of which they are principal owners (related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with nonrelated parties.

     Aggregate loan transactions with related parties for the years ended December 31, were as follows:

                                                                 1996         1995
                                                              ----------   ----------
Balance, beginning..........................................  $2,622,057   $2,332,086
  New loans.................................................     815,302      504,844
  Repayments................................................    (323,580)    (214,873)
                                                              ----------   ----------
Balance, ending.............................................  $3,113,779   $2,622,057
                                                              ==========   ==========

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

NOTE 13.  FAIR VALUES OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

     The estimated fair values of the Bank's financial instruments are as follows:

                                       DECEMBER 31, 1996             DECEMBER 31, 1995
                                  ---------------------------   ---------------------------
                                    CARRYING         FAIR         CARRYING         FAIR
                                     AMOUNT         VALUE          AMOUNT         VALUE
                                  ------------   ------------   ------------   ------------
Financial Assets:
  Cash and cash equivalents.....  $  6,874,107   $  6,874,107   $  7,078,902   $  7,078,902
  Other interest bearing
     deposits...................       100,000        100,000        598,999        598,999
  Securities....................    35,420,832     35,414,072     38,054,898     38,071,895
  Loans held for sale...........       527,446        527,446        847,155        847,155
  Loans.........................   144,201,689    143,735,674    122,925,422    124,109,076
  Accrued interest receivable...     1,512,342      1,512,342        785,172        785,172
Financial Liabilities:
  Deposits......................   152,491,467    152,943,472    142,590,513    142,956,864
  Borrowed funds................    24,800,000     24,806,000     16,000,000     16,032,000
  Accrued interest payable......       618,637        618,637        657,696        657,696
Unrecognized Financial
  Instruments:
  Commitments to extend credit

     The estimated fair value of fee income on letters of credit at December 31, 1996 and 1995 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1996 and 1995.

     The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Bank's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

NOTE 14.  MIDWEST FEDERAL FINANCIAL CORP CONDENSED FINANCIAL STATEMENTS

                       STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1995

                                                                 1996          1995
                                                              -----------   -----------
Cash........................................................  $   251,446   $   158,208
Securities available for sale...............................    1,244,274       918,901
Investment in bank..........................................   15,030,655    14,437,945
Notes receivable -- bank....................................                    400,000
Other assets................................................      530,245       755,037
                                                              -----------   -----------
          Total assets......................................  $17,056,620   $16,670,091
                                                              ===========   ===========
Accrued dividends payable...................................  $   121,529   $    53,069
Other liabilities...........................................       31,415        75,710
Total stockholders' equity..................................   16,903,676    16,541,312
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $17,056,620   $16,670,091
                                                              ===========   ===========

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996         1995         1994
                                                             ----------   ----------   ----------
Interest income............................................  $   86,061   $  160,467   $  131,477
Dividend income............................................     900,000      900,000    1,300,000
Equity in undistributed net income of bank.................     912,310      708,265      (82,579)
Other income...............................................     231,146      173,405        1,805
                                                             ----------   ----------   ----------
          Total income.....................................   2,129,517    1,942,137    1,350,703
Other expense..............................................     277,400       96,907       41,084
                                                             ----------   ----------   ----------
Income before provision for income taxes...................   1,852,117    1,845,230    1,309,619
Provision (benefit) for income taxes.......................     (94,582)      58,000       31,000
                                                             ----------   ----------   ----------
          Net income.......................................  $1,946,699   $1,787,230   $1,278,619
                                                             ==========   ==========   ==========

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996          1995          1994
                                                        -----------   -----------   -----------
Cash Flows From Operating Activities
  Net income..........................................  $ 1,946,699   $ 1,787,230   $ 1,278,619
  Adjustments to reconcile net income to net cash used
     in operating activities:
     Equity in net income of bank.....................   (1,812,310)   (1,608,265)   (1,217,421)
     Gain on sale of securities.......................     (212,879)     (140,586)
     Net amortization.................................                                   21,133
     (Increase) decrease in other assets..............      224,792      (553,512)     (178,759)
     Increase (decrease) in other liabilities.........      (44,295)       54,810         4,901
                                                        -----------   -----------   -----------
          Net cash provided by (used in) operating
            activities................................      102,007      (460,323)      (91,527)
                                                        -----------   -----------   -----------
Cash Flows From Investing Activities
  Dividend received from bank.........................      900,000       900,000       277,343
  Payment received on loan to ESOP....................       69,000        69,000        73,863
  (Increase) decrease in loan to subsidiary...........      400,000      (250,000)    1,050,000
  Purchase of securities available for sale...........   (1,173,874)   (1,478,151)     (577,375)
  Proceeds from sale of securities available for
     sale.............................................    1,098,780     1,117,211       200,000
  Proceeds from maturity of securities available for
     sale.............................................                  1,001,524
                                                        -----------   -----------   -----------
          Net cash provided by investing activities...    1,293,906     1,359,584     1,023,831
                                                        -----------   -----------   -----------
Cash Flows From Financing Activities
  Dividends paid......................................     (357,217)     (213,103)     (224,214)
  Purchase of treasury stock..........................   (1,061,435)     (784,098)     (832,282)
  Proceeds from the exercise of stock options.........      115,977        64,126        45,350
                                                        -----------   -----------   -----------
          Net cash used in financing activities.......   (1,302,675)     (933,075)   (1,011,146)
                                                        -----------   -----------   -----------
Net increase (decrease) in cash.......................       93,238       (33,814)      (78,842)
Cash, beginning.......................................      158,208       192,022       270,864
                                                        -----------   -----------   -----------
Cash, end.............................................  $   251,446   $   158,208   $   192,022
                                                        ===========   ===========   ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 4, 1996, the Registrant dismissed Wipfli Ullrich Bertelson CPAs ("Wipfli") as the Registrant's certifying accountants. In connection with Wipfli's report on the Registrant's consolidated financial statements for the two most recent fiscal years ended December 31, 1994 and 1995, such reports did not contain an adverse opinion or disclaimer opinion, nor were the reports modified as to uncertainty, audit scope, or accounting principles.

     Wipfli's dismissal was approved by Registrant's Board of Directors. During the Registrant's two most recent fiscal years and any subsequent interim period through the date of dismissal, there were no disagreements or "reportable events" with Wipfli, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Wipfli, would have caused it to make reference to the subject of such disagreement in connection with its reports.

     The Registrant formally engaged McGladrey & Pullen, LLP on October 4, 1996 as its new certifying accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information contained under the section captioned "Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders to be held on April 24, 1997, ("Proxy Statement") is incorporated herein by reference. Information concerning the executive officers of the Corporation is included under separate caption in Part I of this Form 10-KSB. The Corporation believes that the Directors, Officers, and 10% Shareholders have complied with all applicable requirements of Section 16(a) of the Exchange Act of 1934 during the fiscal year ended December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained under the section captioned "Election of Directors" -- "Renumeration of Executive Officer" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

  (b) Security Ownership of Management

     Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Management" of the Proxy Statement.

  (c) Changes in Control

     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" "Transactions with Management" of the Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) The Consolidated Financial Statements and Auditors' Report, listed below, are included in Part II, Item 8 and incorporated herein by reference.

          1. Independent Auditors' Reports.

          2. Consolidated Statements of Financial Condition at December 31, 1996 and 1995.

          3. Consolidated Statement of Income for the Years Ended December 31, 1996, 1995 and 1994.

          4. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

          5. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

          6. Notes to Consolidated Financial Statements.

     (a)(2) All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     (a)(3) EXHIBITS

Exhibit No.  3.1   --   Articles of Incorporation of Registrant
Exhibit No.  3.2   --   By-Laws of Registrant
Exhibit No.  4     --   Form of Common Stock Certificate
Exhibit No.  10.1  --   Stock Option Plan
Exhibit No.  10.2  --   Employment Agreements between Registrant and Gary E. Wegner,
                        President and CEO, and agreement of other "named executive officer"
Exhibit No.  11    --   Computation of Earnings Per Share (attached as Exhibit 11)
Exhibit No.  21    --   Subsidiaries of the Registrant
Exhibit No.  24.1  --   Consent of Independent Certified Public Accountants

     A copy of the exhibits listed can be obtained by writing to Dean C. Carter, Chief Financial Officer, Midwest Federal Financial, P.O. Box 450, Baraboo, Wisconsin 53913

     (b) A report Form 8-K was filed October 11, 1996, for notification of change of accountants. Effective October 4, 1996, the Corporation changed accountants from Wipfli Ullrich Bertelson CPAs to McGladrey & Pullen, LLP. There were no disagreements with Wipfli Ullrich Bertelson CPAs in the last 24 months. An amendment to Form 8-K was filed October 22, 1996.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIDWEST FEDERAL FINANCIAL CORP.

Date: March 19, 1997                                            By: /s/ GARY E. WEGNER
                                               --------------------------------------------------------
                                                                    Gary E. Wegner
                                                        President and Chief Executive Officer
                                                            (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                 /s/ GARY E. WEGNER                      President and Chief               March 19, 1997
-----------------------------------------------------      Executive Officer
                   Gary E. Wegner                          (Principal Executive
                                                           Officer)

                 /s/ DEAN C. CARTER                      Chief Financial Officer           March 19, 1997
-----------------------------------------------------      (Principal Financial and
                   Dean C. Carter                          Accounting Officer)

               /s/ GEORGE F. MCARTHUR                    Chairman of the Board             March 19, 1997
-----------------------------------------------------      and a Director
                 George F. McArthur

                /s/ ROBERT J. SCHWARZ                    Vice Chairman of the Board        March 19, 1997
-----------------------------------------------------      and a Director
                  Robert J. Schwarz

                /s/ ALBERT R. DIPPEL                     Director                          March 19, 1997
-----------------------------------------------------
                  Albert R. Dippel

               /s/ DAVID M. GUNDERSON                    Director                          March 19, 1997
-----------------------------------------------------
                 David M. Gunderson

                  /s/ JOHN D. JENKS                      Director                          March 19, 1997
-----------------------------------------------------
                    John D. Jenks

              /s/ DR. JAMES D. MATHERS                   Director                          March 19, 1997
-----------------------------------------------------
                Dr. James D. Mathers

* Each of the above signatures is affixed as of March 19, 1997