Form 10QSB
period 1997-03-31
MIDWEST FEDERAL FINANCIAL CORP
filed 1997-05-14
CIK 885722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                              --------------------------------------

                                     OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  -----------------------


Commission File Number:    0-20331
                       -----------------------------------------------------

   Midwest Federal Financial Corp.
----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

        Wisconsin                                     39-1725856
----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


  1159 Eighth Street, Baraboo, Wisconsin                       53913
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

   (608) 356-7771
----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

   N/A
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       X       YES             NO
                                          ------------      -----------

Registrant became subject to the filing requirements of the Act on July 7, 1992.

As of May 2, 1997 there were 2,069,998 shares, $.01 par value, of the registrant's common stock issued and 1,624,874 shares or common shares equivalents are outstanding.

                        Midwest Federal Financial Corp.
                                 And Subsidiary

                               Table of Contents

PART I - Financial Information

Consolidated Statements of Financial Condition (unaudited)            1
Consolidated Statements of Operations (unaudited)                     2
Consolidated Statements of Cash Flows (unaudited)                     3
Notes to Consolidated Financial Statements (unaudited)                4
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                11

PART II - Other Information

Item 1.  Legal Proceedings                                           13
Item 2.  Changes in Securities                                       13
Item 3.  Defaults Upon Senior Securities                             13
Item 4.  Submission of Matters to Vote
           of Securities Holders                                     13
Item 5.  Other Information                                           13
Item 6.  Exhibits and Reports on Form 8-K                            13

                 MIDWEST FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                                                                                             MARCH 31, 1997      DEC. 31, 1996
                                                                                             --------------      -------------
                                                                                               (UNAUDITED)
                                          ASSETS
CASH AND CASH EQUIVALENTS                                                                   $     7,942,262     $    6,874,107
OTHER INTEREST-BEARING DEPOSITS                                                                     100,000            100,000
SECURITIES HELD TO MATURITY (FAIR VALUE 1997 $1,084,772; 1996 $1,093,240)                         1,100,000          1,100,000
SECURITIES AVAILABLE FOR SALE                                                                    34,002,694         34,320,832
LOANS HELD FOR SALE                                                                                 703,900            527,446
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES 1997 $1,514,673; 1996 $1,538,580                        147,531,469        144,201,689
ACCRUED INTEREST RECEIVABLE                                                                       1,777,915          1,512,342
PREMISES AND EQUIPMENT, NET                                                                       4,124,190          4,030,183
OTHER ASSETS                                                                                      3,787,563          3,633,424
                                                                                               ------------       ------------
                                                                                               $201,069,993       $196,300,023
                                                                                               ============       ============

                            LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
   DEPOSITS:
      NON-INTEREST BEARING                                                                    $  12,403,253      $  13,204,354
      INTEREST BEARING                                                                          144,367,468        139,287,113
                                                                                              -------------      -------------
                                                                                               $156,770,721       $152,491,467
   BORROWED FUNDS                                                                                24,750,000         24,800,000
   ADVANCE PAYMENTS BY BORROWERS -- ESCROW ACCOUNTS                                                 209,113            141,893
   ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES                                                 2,022,566          1,962,987
                                                                                              -------------      -------------
                                                                                                183,752,401        179,396,347
                                                                                              -------------      -------------
COMMITMENTS, CONTINGENCIES AND CREDIT RISK
STOCKHOLDER'S EQUITY
   COMMON STOCK, PAR VALUE $.01 PER SHARE, 9,000,000 SHARES AUTHORIZED,
      2,069,998 SHARES ISSUED, OUTSTANDING 1,624,874 AND 1,620,379 RESPECTIVELY                      20,700             20,700
   ADDITIONAL PAID-IN CAPITAL                                                                     6,495,310          6,495,310
   RETAINED EARNINGS, SUBSTANTIALLY RESTRICTED                                                   15,067,380         14,507,322
   UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE, NET                                   (292,000)           (94,600)
   LOAN TO ESOP                                                                                   (335,624)          (350,142)
TREASURY STOCK, AT COST 445,124 AND 449,619 SHARES RESPECTIVELY                                 (3,638,174)        (3,674,914)
                                                                                             --------------      -------------
                                                                                                 17,317,592         16,903,676
                                                                                             --------------      -------------

                                                                                               $201,069,993       $196,300,023
                                                                                             ==============      =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                              Quarter Ended
                                                                              -------------



                                                                           03/31/97       03/31/96
                                                                           --------      ---------
 Interest and dividend income:
    Mortgage loans                                                       $2,371,797     $2,023,293
    Other loans                                                             940,163        902,124
    Investment securities and interest-bearing deposits                     307,034        376,644
    Mortgage-backed securities                                              240,393        201,803
    Dividends on stock in Federal Home Loan Bank                             23,384         14,860
                                                                        -----------    -----------
    TOTAL INTEREST AND DIVIDEND INCOME                                    3,882,771      3,518,724
                                                                        -----------    -----------
 Interest Expense:
    Deposits                                                              1,706,008      1,624,421
    Borrowed funds                                                          347,666        186,519
                                                                        -----------    -----------
    TOTAL INTEREST EXPENSE                                                2,053,674      1,810,940
                                                                        -----------    -----------

 Net interest income                                                      1,829,097      1,707,784
 Provision for loan losses                                                   69,000         52,500
                                                                        -----------    -----------
 Net interest income after provision for loan losses                      1,760,097      1,655,284
                                                                        -----------    -----------

 Non-interest income:
    Loan fees and service charges                                           70,858          73,386
    Deposit account fees and service charges - Net                         213,373         178,590
    Net gain on sale of investment and mortgage-backed securities          150,022         118,779
    Net gain on sale of loans                                               75,269          67,802
    Other income                                                           120,675         126,742
                                                                        ----------    ------------
 TOTAL NON-INTEREST INCOME                                                 630,197         565,299
                                                                        ----------    ------------
 Operating Expenses:
    Compensation and other employee benefits                                753,022        678,553
    Occupancy                                                               190,616        203,080
    Telephone and postage                                                    55,976         53,627
    Data processing                                                          95,152         90,542
    Federal deposit insurance premiums                                       21,892         69,782
    Other                                                                   236,535        244,511
                                                                        -----------   ------------
    TOTAL OPERATING EXPENSES                                              1,353,193      1,340,095
                                                                         ----------    -----------
 Income before provision for income taxes                                 1,037,101        880,488
 Provision for income taxes                                                 338,800        319,500
                                                                        -----------   ------------
 NET INCOME                                                                 698,301        560,988
                                                                        ===========   ============

 Total earning per share                                                $      .40            $.32
                                                                        ===========   ============


See accompanying notes to consolidated financial statements

* Earnings per share for prior periods has been restated to reflect a 2 for 1 stock dividend executed in May 1996.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------

                                                                                  03/31/97           03/31/96
                                                                                  --------           --------
Cash Flows from operating activities:
      Net Income                                                              $    698,301        $   560,988

      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                               90,980             92,300
         Amortization                                                               21,803             21,803
         Net amortization (accretion) of bond premiums and                          82,815             36,826
           discounts
         Provision for loan losses                                                  69,000             52,500
         Securities (gains) losses                                                (150,022)          (118,779)
         Gain on sale of loans                                                     (75,629)           (67,802)
         Origination of loans held for sale                                     (4,317,294)        (5,217,233)
         Proceeds from sale of loans held for sale                               4,216,109          5,284,690
         Deferred income taxes                                                           0                  0
         Increase in accrued interest receivable and other assets                (329,515)          (220,960)
         Increase in accrued interest payable and other liabilities                 79,075             65,591
                                                                              ------------        -----------
            Net cash provided by operating activities                              385,983            489,924
                                                                              ------------        -----------

Cash flows from investing activities
    Net (increase) decrease in other interest-bearing deposits                           0            299,000
    Purchases of securities held to maturity                                             0                  0
    Proceeds from maturities of securities held to maturity                              0            800,000
    Purchases of securities available for sale                                  (6,724,728)       (10,461,491)
    Proceeds from sales of securities available for sale                         6,487,746          8,826,180
    Proceeds from maturities of securities available for sale                      312,927          2,513,349
    Net increase in loans                                                       (3,398,780)        (2,739,518)
    Purchases of premises and equipment                                           (184,987)           (90,714)
                                                                              -------------       ------------
         Net cash (used in) investing activities                                (3,507,822)          (853,194)

Cash flows from financing activities
    Net decrease in deposits                                                     4,279,254           3,901,740
    Net increase (decrease) in borrowings                                          (50,000)        (3,000,000)
    Net increase in advance payments by borrowers for escrow                        67,220             81,100
    Purchase of treasury stock                                                           0                  0
    Proceeds from exercise of stock options                                         15,049                  0
    Dividends paid                                                                (121,529)           (61,234)
                                                                              ------------        -----------
         Net cash provided by financing activities                               4,189,994            921,606
                                                                              ------------        -----------
         Increase in cash and cash equivalents                                   1,068,155            558,336
Cash and cash equivalents:
   Beginning                                                                     6,874,107          6,479,903
                                                                              ------------        -----------
   Ending                                                                     $  7,942,262        $ 7,038,239
                                                                              ============        ===========
Supplemental cash flow information
   Cash payments for:
      Interest                                                                $  2,053,674        $ 1,810,940
      Income taxes                                                                 338,800            319,500

                 See Notes to Consolidated Financial Statements

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

SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE
Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to- maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

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

EARNINGS PER SHARE
Earnings per share of common stock for the periods ending March 31, 1997 and 1996 were computed based on consolidated net income and weighted average outstanding shares. The weighted average outstanding shares for the quarter ending March 31, 1997 and 1996 were 1,726,924 and 1,737,852 respectively. Prior periods have been restated to reflect a 2 for 1 stock dividend executed in May 1996.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING CHANGES
In February 1997, the Financial Accounting Standards Board Issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS 128 simplifies the standards for computing earnings per share and makes the calculation comparable to international standards. SFAS 128 replaces primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share and a reconciliation of basic to diluted earnings per share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share data. That is, SFAS 128 will be implemented in the fourth quarter of 1997 and restated back to January 1, 1997. If SFAS 128 had been in effect during the first quarter of 1997, basic earnings per share would have been $.43 per share and diluted earnings per share would have been $.40 per share for the period ended March 31, 1997.

RECLASSIFICATIONS
Certain amounts in these financial statements for prior years have been reclassified to conform to the March 31, 1997, presentation.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values are shown below.

                                                                                       Gross        Gross        Estimated
                                                                         Amortized   Unrealized   Unrealized      Market
                                                                           Cost        Gains        Losses         Value
 SECURITIES HELD TO MATURITY:
 March 31, 1997
   U.S. Government and agency securities                               $  1,100,000      ----     $   15,228     $1,084,772
                                                                       ============               ==========     ==========

 December 31, 1996
    U.S. Government and agency securities                              $  1,100,000  $      440   $    7,200     $1,093,240
                                                                       ============  ==========   ==========     ==========
 SECURITIES AVAILABLE FOR SALE:
 March 31, 1997
    U.S.  Government and agency securities                              $12,390,622  $   40,714     $244,345    $12,186,991
    State and municipal securities                                        5,785,015      13,712       66,550      5,732,177
    Mortgage-backed and related securities                               15,236,129      31,339      298,870     14,968,598
    Equity securities                                                     1,049,928     121,375       56,375      1,114,928
                                                                       ------------  ----------   ----------  -------------
                                                                       $ 34,461,694  $  207,140     $666,140    $34,002,694
                                                                       ============  ==========   ==========  =============
 December 31, 1996
    U. S. Government and agency securities                             $ 11,907,933  $   30,599     $129,628    $11,808,904
    State and municipal securities                                        5,576,226      94,514        6,373      5,664,367
    Mortgage-backed securities                                           15,827,399      46,298      270,410     15,603,287
    Equity  securities                                                    1,158,874      87,975        2,575      1,244,274
                                                                       ------------  ----------   ----------   ------------
                                                                       $ 34,470,432  $  259,386     $408,986    $34,320,832
                                                                       ============  ==========   ==========  =============

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3 - LOANS RECEIVABLE



Details of loans receivable

                                       03/31/97        12/31/96
                                       --------        --------
 Commercial real estate           $  35,518,979    $ 35,245,601
 Residential real estate             68,399,567      66,615,603
 Construction                         2,496,601       4,911,600
 Consumer installment                16,908,376      16,435,287
 Home equity                         14,439,062      13,347,187
 Commercial                          12,004,359      10,643,378
                                  -------------    ------------
                                  $ 149,766,944    $147,198,656



 Less:
    Undisbursed loan proceeds           720,802       1,458,387
    Allowance for loan losses         1,514,673       1,538,580
                                  -------------    ------------
                                  $ 147,531,469    $144,201,689
                                  =============    ============

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - DEPOSIT ACCOUNTS

Deposit accounts are summarized as follows:

                                                                          03/31/97                     12/31/96
                                                                          --------                     --------

                                                                   Amount        Percent           Amount     Percent
                                                                  -------        -------           ------     -------
Demand Deposit accounts (noninterest-bearing)                     $ 12,403,253      7.91%     $  13,204,352      8.66%


Negotiable Orders of Withdrawal (NOW) accounts
   (2.25% at December 31, 1996 and March 31, 1997)                   9,905,643      6.32%        10,775,861      7.07%

Savings Accounts
   (2.25% at December 31, 1996 and March 31, 1997)                  11,106,898      7.08%        11,255,467      7.38%

Money market accounts
    (2.40% to 5.15% at December 31, 1996 and March 31, 1997)        36,099,767     23.03%        30,711,114     20.14%

Certificate Accounts:
    Less than 3.00%                                                          0         0                  0         0

    3.00% to 3.99%                                                   1,183,011      0.75%         2,398,461      1.57%

    4.00% to 4.99%                                                   2,949,785      1.88%         3,474,756      2.28%

    5.00% to 5.99%                                                  51,574,125     32.90%        48,399,408     31.74%

    6.00% to 6.99%                                                  29,516,064     18.83%        29,819,655     19.55%

    7.00% and over                                                   2,032,175      1.30%         2,452,393      1.61%
                                                                --------------  ---------      ------------    -------

Totals                                                          $  156,770,721    100.00%      $152,491,467    100.00%
                                                                ==============  =========      ============    =======

Weighted Average Savings Interest Rate                                              5.14%                        5.10%
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

The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 1997:


                                               Tangible          Core       Risk-Based
                                                Capital        Capital       Capital
                                                -------        -------       -------
Savings Bank's regulatory percentage                 7.58%          7.58%        11.99%

Required regulatory  percentage                      1.50%          3.00%         8.00%
                                               -----------    -----------   -----------

Excess regulatory percentage                         6.08%          4.58%         3.99%
                                               ===========    ===========   ===========

Savings Bank's regulatory capital              $15,089,000    $15,089,000   $16,604,000
Required regulatory capital                      2,988,000      5,975,000    11,076,000
                                               -----------    -----------   -----------

Excess regulatory capital                      $12,101,000    $ 9,114,000   $ 5,528,000
                                               ===========    ===========   ===========

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL DATA SUMMARY

TOTAL ASSETS
Total assets have increased $4.8 million from December 31, 1996, to March 31, 1997, an increase of 2.4%. Deposit growth has funded loan growth.

LOANS
Net loans receivable have increased by $3.3 million from December 31, 1996, to March 31, 1997. This is an increase of 2.3 %. Adjustable rate mortgage loans, commercial and consumer loans are put into the portfolio of the Bank. Fixed rate mortgage originations continue to be sold to FHLMC.

CASH AND INVESTMENTS
Mortgage backed securities and investments have decreased by $.3 million, or .9%. Proceeds from this decrease in investments were used to fund loan growth.

DEPOSITS
Deposit growth from December 31, 1996, to March 31, 1997, was $4.3 million, or 2.8%. Deposit growth was used to fund loan growth.

BORROWED FUNDS
The borrowed funds of the Bank have decreased by $50,000. Borrowings stayed flat due to deposit growth.

EQUITY
Equity increased only $.4 million or 2.4% due to unrealized losses on securities available for sale. The unrealized loss is a result of a $197,400 decrease in the market value of the investment portfolio as of March 31, 1997.

OPERATING DATA SUMMARY

NET INTEREST INCOME
Net interest income for the first quarter of 1997 is up 7.1% over the first quarter of 1996. The increase in net interest income is due to growth in assets of 12.8% from one year ago. The percentage increase in net interest income is less than the percentage increase in assets due to the net interest margin shrinking by .22 basis points.

NON-INTEREST INCOME
Non-interest income increased by 11.5% from the quarter ending March 31, 1996, compared to the quarter ending March 31, 1997. This increase can be attributed to growth in deposit fees and increases in gains on sale of securities.

NON-INTEREST EXPENSE
Non-interest expenses increased by 1.0% for the quarter ending March 31, 1997, when compared to the quarter ending March 31, 1996. The small increase is due primarily to a reduction in FDIC insurance premium.

NET INCOME
Net income for the first quarter of 1997 is 24.5% higher than the first quarter of 1996 and earnings per share increased from $.32 to $.40, or 25%.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY



                              KEY OPERATING RATIOS

                                  (UNAUDITED)

                                 ENDED MARCH 31


                                                                                       Three Month Period
                                                                                       ------------------
                                                                                   1997                 1996
                                                                                   ----                 ----
Return on assets
(Net income divided by average assets) (1)                                        1.41%                1.28%

Return on average equity
(net income divided by average equity) (1)                                       16.24%               13.39%

Average equity to average assets                                                  8.66%                9.59%

Interest rate spread
(difference between average yield on interest earning assets and                  3.57%                3.71%
 average cost of interest bearing liabilities) (1)

Net interest margin
(net interest income as a percentage of average interest earning assets) (1)      4.00%                4.22%
Non-interest expense to average assets                                            2.72%                3.07%

Average interest earning assets to interest bearing deposits                    109.61%              111.52%

Allowance for loan losses to total loans at end of period                         1.01%                1.06%

Net charge-offs to average outstanding loans during the period                     .06%                 .02%

Ratio of non-performing assets to total assets                                     .14%                 .26%

Risk-based capital (of the Bank)                                                 11.99%               14.14%

---------------

(1) Annualized

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

            Not Applicable

Item 5.   Other information

            Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         During the quarter ended March 31, 1997, the Registrant was not required to file any Current Reports on Form 8-K, and no reports on Form 8-K were filed.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       MIDWEST FEDERAL FINANCIAL CORP.





        /s/ Gary E. Wegner, President & CEO
---------------------------------------------------

   /s/ Dean C. Carter, Chief Financial Officer
---------------------------------------------------




Date: May 13, 1997