Form 10QSB
period 1997-06-30
MIDWEST FEDERAL FINANCIAL CORP
filed 1997-08-14
CIK 885722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                               ------------------------------------------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ---------------------------

Commission File Number:   0-20331
                       --------------------------------------------------------

 Midwest Federal Financial Corp.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


 Wisconsin                                                        39-1725856
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 1159 Eighth Street, Baraboo, Wisconsin                               53913
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


 (608) 356-7771
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

 N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     X    YES             NO
        -------      -----------
Registrant became subject to the filing requirements of the Act on July 7, 1992.

As of August 8, 1997 there were 2,069,998 shares, $.01 par value, of the registrant's common stock issued and 1,627,674 shares or common shares equivalents are outstanding.

                        Midwest Federal Financial Corp.
                                 And Subsidiary

                               Table of Contents

PART I - Financial Information
------------------------------

Consolidated Statements of Financial Condition (unaudited)                   1
Consolidated Statements of Operations (unaudited)                            2
Consolidated Statements of Cash Flows (unaudited)                            3
Notes to Consolidated Financial Statements (unaudited)                       4
Managements discussion and Analysis of financial
 Condition and Results of Operations                                        11

PART II - Other Information
---------------------------

Item 1.       Legal Proceedings                                             13
Item 2.       Changes in Securities                                         13
Item 3.       Defaults Upon Senior Securities                               13
Item 4.       Submission of Matters to Vote
                of Securities Holders                                       13
Item 5.       Other Information                                             13
Item 6.       Exhibits and Reports on Form 8-K                              13

                 Midwest Federal Financial Corp. And Subsidiary
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      June 30, 1997 and December 31, 1996


                                                                                     June 30, 1997         Dec. 31, 1996
                                   ASSETS                                            -------------         -------------
Cash and cash equivalents                                                            $  5,524,230          $  6,874,107
Other Interest-bearing deposits                                                           100,000               100,000
Securities held to maturity (fair value 1997 $894,732; 1996 $1,093,240)                   900,000             1,100,000
Securities available for sale                                                          37,776,409            34,320,832
Loans held for sale                                                                       397,400               527,446
Loans, net of allowance for loan losses 1997 $1,619,387; 1996 $1,538,580              152,208,040           144,201,689
Accrued interest receivable                                                             1,963,904             1,512,342
Premises and equipment, net                                                             4,275,370             4,030,183
Other Assets                                                                            3,904,570             3,633,424
                                                                                     ------------          ------------
                                                                                     $207,049,923          $196,300,023
                                                                                     ============          ============
                    LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
  Deposits:
   Non-interest bearing                                                              $ 13,588,818          $ 13,204,354
   Interest bearing                                                                   146,102,481           139,287,113
                                                                                     ------------          ------------
                                                                                      159,691,299           152,491,467
Borrowed Funds                                                                         26,890,000            24,800,000
Advance payments by borrowers -- escrow accounts                                          349,119               141,893
Accrued interest payable and other liabilities                                          1,871,270             1,962,987
                                                                                     ------------          ------------
                                                                                      188,801,688           179,396,347
                                                                                     ------------          ------------
Commitments, Contingencies and Credit Risk
Stockholder's Equity
 Common stock, par value $.01 per share, 9,000,000 shares authorized,
 2,069,998 shares issued, outstanding 1,627,674 and 1,620,379 respectively                 20,700                20,700
 Additional paid-in capital                                                             6,495,310             6,495,310
 Retained earnings, substantially restricted                                           15,673,183            14,507,322
 Unrealized gain (loss) on securities available for sale, net                              (6,500)              (94,600)
 Loan to ESOP                                                                            (319,169)             (350,142)
Treasury stock, at cost 442,324 and 449,619 shares respectively                        (3,615,289)           (3,674,914)
                                                                                     ------------          ------------
                                                                                       18,248,235            16,903,676
                                                                                     ------------          ------------
                                                                                     $207,049,923          $196,300,023
                                                                                     ============          ============

See accompanying notes to consolidated financial statements

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                                     Quarter Ended                      Six Months Ended
                                                                     -------------                      ----------------

                                                                06/30/97          06/30/96          06/30/97          06/30/96
                                                                --------          --------          --------          --------
Interest and dividend income:
  Mortgage loans                                              $2,474,964        $2,197,304        $4,846,761        $4,220,597
  Other loans                                                  1,020,224           886,327         1,960,387         1,788,451
  Investment securities and interest-bearing deposits            333,834           354,625           640,868           731,269
  Mortgage-backed securities                                     275,138           241,444           515,531           443,247
  Dividends on stock in Federal Home Loan Bank                    24,648            15,000            48,032            29,860
                                                              ----------        ----------        ----------        ----------
  TOTAL INTEREST AND DIVIDEND INCOME                           4,128,808         3,694,700         8,011,579         7,213,424
                                                              ----------        ----------        ----------        ----------
Interest Expense:
  Deposits                                                     1,793,760         1,663,183         3,499,768         3,287,604
  Borrowed funds                                                 383,013           219,652           730,679           406,171
                                                              ----------        ----------        ----------        ----------
  TOTAL INTEREST EXPENSE                                       2,176,773         1,882,835         4,230,447         3,693,775
                                                              ----------        ----------        ----------        ----------
Net interest income                                            1,952,035         1,811,865         3,781,132         3,519,649
Provision for loan losses                                         69,000            52,500           138,000           105,000
                                                              ----------        ----------        ----------        ----------
Net interest income after provision for loan losses            1,883,035         1,759,365         3,643,132         3,414,649
                                                              ----------        ----------        ----------        ----------
Non-interest income:
  Loan fees and service charges                                   68,590            63,704           139,448           137,089
  Deposit account fees and service charges - Net                 214,653           205,350           428,026           383,941
  Net gain on sale of investment and mortgage-
   backed securities                                             182,815            40,155           332,837           158,934
  Net gain on sale of loans                                      106,108            71,211           181,377           139,013
  Other income                                                   140,999           132,095           261,674           258,837
                                                              ----------        ----------        ----------        ----------
TOTAL NON-INTEREST INCOME                                        713,165           512,515         1,343,362         1,077,814
                                                              ----------        ----------        ----------        ----------
Operating Expenses:
  Compensation and other employee benefits                       787,328           748,437         1,540,350         1,426,990
  Occupancy                                                      198,707           193,570           389,324           396,650
  Telephone and postage                                           94,062            87,839           184,643           175,337
  Data processing                                                 89,528            90,425           184,679           180,967
  Federal deposit insurance premiums                              21,633            67,912            43,526           137,694
  Other                                                          255,597           176,978           457,526           387,618
                                                              ----------        ----------        ----------        ----------
  TOTAL OPERATING EXPENSES                                     1,446,855         1,365,161         2,800,048         2,705,256
                                                              ----------        ----------        ----------        ----------
Income before provision for income taxes                       1,149,345           906,719         2,186,446         1,787,207
Provision for income taxes                                       394,700           323,700           733,500           643,200
                                                              ----------        ----------        ----------        ----------
NET INCOME                                                    $  754,645        $  583,019        $1,452,946        $1,144,007
                                                              ==========        ==========        ==========        ==========
Total earning per share                                       $      .44        $      .33        $      .84        $      .65
                                                              ==========        ==========        ==========        ==========

See accompanying notes to consolidated financial statements

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                  Six Months Ended
                                                                        ------------------------------------
                                                                                 06/30/97           06/30/96
                                                                           --------------      -------------
Cash Flows from operating activities:
   Net Income                                                              $    1,452,946      $   1,144,007
   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                                                186,960            189,774
      Amortization                                                                 43,606             43,606
      Net amortization (accretion) of bond premiums and discounts                 175,694            (12,369)
      Provision for loan losses                                                   138,000            105,000
      Securities (gains) losses                                                  (332,837)          (158,934)
      Gain on sale of loans                                                      (181,377)          (139,013)
      Origination of loans held for sale                                       (9,321,045)       (13,161,190)
      Proceeds from sale of loans held for sale                                 9,632,468         13,672,258
      Deferred income taxes                                                             0                  0
      Increase in accrued interest receivable and other assets                   (817,814)            86,892
      Increase in accrued interest payable and other liabilities                  (60,318)          (100,447)
                                                                           --------------      -------------
        Net cash provided by operating activities                                 916,283          1,669,584
                                                                           --------------      -------------
Cash flows from investing activities
      Net (increase) decrease in other interest-bearing deposits                        0            498,999
      Purchases of securities held to maturity                                          0                  0
      Proceeds from maturities of securities held to maturity                     200,000            800,000
      Purchases of securities available for sale                              (16,223,148)       (16,370,026)
      Proceeds from sales of securities available for sale                     12,270,834         10,376,964
      Proceeds from maturities of securities available for sale                   793,480          3,501,805
      Net increase in loans                                                    (8,144,351)       (11,914,574)
      Purchases of premises and equipment                                        (432,147)          (254,267)
                                                                           --------------      -------------
        Net cash (used in) investing activities                               (11,535,332)       (13,361,099)
Cash Flows From Financing Activities
  Net increase in deposits                                                      7,199,832          8,637,730
  Net increase (decrease) in borrowings                                         2,090,000          1,250,000
  Net increase in advance payments by borrowers for escrow                        207,226            222,290
  Purchase of treasury stock                                                            0                  0
  Proceeds from exercise of stock options                                          31,758             14,340
  Dividends paid                                                                 (259,644)          (183,775)
                                                                           --------------      -------------
        Net cash provided by financing activities                               9,269,172          9,940,585
                                                                           --------------      -------------
        Increase in cash and cash equivalents                                  (1,349,877)        (1,750,930)
Cash and cash equivalents:
  Beginning                                                                     6,874,107          6,479,903
                                                                           --------------      -------------
  Ending                                                                   $    5,524,230      $   4,728,973
                                                                           ==============      =============
Supplemental Cash Flow Information
  Cash payments for:
   Interest                                                                $    3,499,768      $   3,287,604
   Income taxes                                                                   652,648            643,200
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

EARNINGS PER SHARE
Earnings per share of common stock for the periods ending June 30, 1997 and 1996 were computed based on consolidated net income and weighted average outstanding shares. The weighted average outstanding shares for the quarter ending June 30, 1997 and 1996 were 1,792,262 and 1,719,933 respectively.

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

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share data. That is, SFAS 128 will be implemented in the fourth quarter of 1997 and restated back to January 1, 1997. If SFAS 128 had been in effect during the second quarter of 1997, basic earnings per share would have been $.46 per share and diluted earnings per share would have been $.44 per share for the period ended June 30, 1997.

RECLASSIFICATIONS
Certain amounts in these financial statements for prior years have been reclassified to conform to the June 30, 1997, presentation.

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


                                                             Gross      Gross        Estimated
                                               Amortized  Unrealized  Unrealized     Market
                                                 Cost        Gains      Losses       Value
----------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
June 30, 1997
  U.S. Government and agency securities    $     900,000  $      ---  $    5,268  $   894,732
                                           =============  ==========  ==========  ===========
December 31, 1996
  U.S. Government and agency securities    $   1,100,000  $      440  $    7,200  $ 1,093,240
                                           =============  ==========  ==========  ===========

SECURITIES AVAILABLE FOR SALE:
June 30, 1997
  U.S. Government and agency securities    $  12,684,439  $   31,182  $  132,532  $12,583,089
  State and municipal securities               6,735,211      70,538      19,219    6,786,530
  Mortgage-backed and related securities      17,525,462     106,351     156,321   17,475,492
  Equity securities                              841,298      92,675       2,675      931,298
                                           -------------- ----------  ----------  -----------
                                           $  37,786,410  $  300,746  $  310,747  $37,776,409
                                           =============  ==========  ==========  ===========

December 31, 1996
  U.S. Government and agency securities    $  11,907,933  $   30,599  $  129,628  $11,808,904
  State and municipal securities               5,576,226      94,514       6,373    5,664,367
  Mortgage-backed securities                  15,827,399      46,298     270,410   15,603,287
  Equity securities                            1,158,874      87,975       2,575    1,244,274
                                           -------------  ----------  ----------  -----------
                                           $  34,470,432  $  259,386  $  408,986  $34,320,832
                                           =============  ==========  ==========  ===========

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOANS RECEIVABLE
-------------------------

Details of loans receivable


                                  06/30/97            12/31/96
                              ------------        ------------

Commercial real estate        $ 39,732,231        $ 35,245,601
Residential real estate         65,998,330          66,615,603
Construction                     4,540,451           4,911,600
Consumer installment            19,137,853          16,435,287
Home equity                     14,569,865          13,347,187
Commercial                      11,941,689          10,643,378
                              ------------        ------------
                              $155,920,419        $147,198,656
Less:
  Undisbursed loan proceeds      2,092,992           1,458,387
  Allowance for loan losses      1,619,387           1,538,580
                              ------------        ------------
                              $152,208,040        $144,201,689
                              ============        ============

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - DEPOSIT ACCOUNTS
-------------------------

Deposit accounts are summarized as follows:


                                                                   06/30/97               12/31/96
                                                            ----------------------  ----------------------
                                                                Amount     Percent     Amount      Percent
                                                                ------     -------     ------      -------

Demand Deposit accounts (noninterest-bearing)               $ 13,588,818    8.51%   $ 13,204,352    8.66%

Negotiable Orders of Withdrawal (NOW) accounts
  (2.25% at December 31, 1996 and June 30, 1997)              10,250,826    6.42%     10,775,861    7.07%

Savings Accounts
  (2.25% at December 31, 1996 and June 30, 1997)              11,469,689    7.18%     11,255,467    7.38%

Money market accounts
  (2.40% to 5.30% at December 31, 1996 and June 30, 1997)     36,085,575   22.60%     30,711,114   20.14%

Certificate Accounts:
  Less than 3.00%                                                      0       0               0       0
  3.00% to 3.99%                                                 679,837    0.43%      2,398,461    1.57%
  4.00% to 4.99%                                               3,365,838    2.11%      3,474,756    2.28%
  5.00% to 5.99%                                              49,863,347   31.22%     48,399,408   31.74%
  6.00% to 6.99%                                              32,595,305   20.41%     29,819,655   19.55%
  7.00% and over                                               1,792,064    1.12%      2,452,393    1.61%
                                                            ------------  ------    ------------  ------


Totals                                                      $159,691,299  100.00%   $152,491,467  100.00%
                                                            ============  ======    ============  ======


Weighted Average Savings Interest Rate                                      5.20%                   5.10%
                                                                            ====                    ====

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

The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at June 30, 1997:



                                          Tangible       Core       Risk-Based
                                          Capital       Capital      Capital
                                        ------------  -----------   ------------
Savings Bank's regulatory percentage           7.09%         7.09%        10.32%
Required regulatory percentage                 1.50%         3.00%         8.00%
                                        -----------   -----------   -----------
Excess regulatory percentage                   5.59%         4.09%         2.32%
                                        ===========   ===========   ===========
Savings Bank's regulatory capital       $14,549,000   $14,549,000   $16,168,000
Required regulatory capital               3,077,000     6,154,000    12,537,000
                                        -----------   -----------   -----------
Excess regulatory capital               $11,472,000   $ 8,395,000   $ 3,631,000
                                        ===========   ===========   ===========

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL DATA SUMMARY
----------------------

TOTAL ASSETS
Total assets have increased by $10.7 million from December 31, 1996, to June 30, 1997, an increase of 5.5%. Deposit growth, and to a lessor extent, borrowings, have funded increases in earning assets.

LOANS
Net loans receivable have increased by $8.0 million from December 31, 1996, to June 30, 1997, an increase of 5.5 %. Commercial mortgage loans account for $4.5 million of this increase and consumer loans account for $2.7 million. Adjustable rate mortgage loans, commercial and consumer loans are held in the portfolio of the Bank. Fixed rate mortgage originations continue to be sold to FHLMC.

CASH AND INVESTMENTS
Mortgage backed securities and investments have increased by $3.3 million, an increase of 9.2%.

DEPOSITS
Deposit growth from December 31, 1996, to June 30, 1997, was $7.2 million, an increase of 4.7%. Deposit growth was used to fund the growth in loans and investments.

BORROWED FUNDS
The borrowed funds of the Bank have increased by $2.1 million. The increase in borrowed funds has helped fund growth in earning assets.

EQUITY
Equity increased $1.3 million or 8.0%. The increase is primarily due to increased retained earnings.

OPERATING DATA SUMMARY
----------------------

NET INTEREST INCOME
Net interest income for the second quarter of 1997 is up 7.7% over the first quarter of 1996. The increase in net interest income is due to growth in assets of 10.3% from one year ago. Year to date net interest income is up 7.4% due to similar increases in asset growth year to date. Increased market pressure on deposit rates is the primary cause for the 17 basis point reduction in net interest margin from one year ago. Second quarter 1997 net interest margin was 4.17% compared to a record high 4.30% for the second quarter of 1996.

NON-INTEREST INCOME
Non-interest income increased by 39.0% from the quarter ending June 30, 1996, compared to the quarter ending June 30, 1997, and is up 24.6% year to date. Increases in gain on sale of securities are primarily responsible for this increase.

NON-INTEREST EXPENSE
Non-interest expenses increased by 6.0% for the quarter ending June 30, 1997, when compared to the quarter ending June 30, 1996, and is up 3.5% year to date. Increases in personnel costs and other costs associated with asset growth were offset by a decrease in FDIC insurance premiums.

NET INCOME
Net income for the second quarter of 1997 is 29.4% higher than the second quarter of 1996 and earnings per share increased from $.33 to $.44, or 33%.
Net income year to date is 27.0% higher than 1996 and year to date earnings per share increased from $.65 to $.84, or 29.2%.

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY



                              KEY OPERATING RATIOS

                                  (UNAUDITED)

                                 ENDED JUNE 30



                                                                    Three Month Period
                                                                  --------------------
                                                                      1997       1996
                                                                      ----       ----
Return on assets
(Net income divided by average assets) (1)                            1.47%      1.30%

Return on average equity
(net income divided by average equity) (1)                           17.02%     13.84%

Average equity to average assets                                      8.66%      9.41%

Interest rate spread
(difference between average yield on interest earning assets and
average cost of interest bearing liabilities) (1)                     3.68%      3.81%

Net interest margin
(net interest income as a percentage of average interest
earning assets) (1)                                                   4.13%      4.30%

Non-interest expense to average assets                                2.82%      3.04%

Average interest earning assets to interest bearing deposits        109.80%    110.87%

Allowance for loan losses to total loans at end of period             1.05%      1.03%

Net charge-offs to average outstanding loans during the period         .00%       .00%

Ratio of non-performing assets to total assets                         .12%       .20%

Risk-based capital (of the Bank)                                     10.32%     13.14%
-------------------------------------------------------------------

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

Item 2.  Changes in Securities
------------------------------
       Not Applicable

Item 3.  Defaults upon Senior Securities
----------------------------------------
       Not Applicable

Item 4.  Submission of Matters to Vote of Securities Holders
------------------------------------------------------------
       Not Applicable

Item 5.  Other information
--------------------------
       Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
       (a)  Exhibits

            10.1 Employment Agreement with Gary E. Wegner

            10.2 Employment Agreement with Scott D. Huedepohl

            10.3 Midwest Federal Financial Corp. 1997 Nonqualified Stock
                 Option Plan

       (b) During the quarter ended June 30, 1997, the Registrant was not required to file any Current Reports on Form 8-K, and no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        MIDWEST FEDERAL FINANCIAL CORP.




\s\ Gary E. Wegner
------------------------------------------------
    Gary E. Wegner, President & CEO



\s\ Dean C. Carter
------------------------------------------------
    Dean C. Carter, Chief Financial Officer





Date: August 12, 1997