Form 10QSB
period 1997-09-30
MIDWEST FEDERAL FINANCIAL CORP
filed 1997-11-14
CIK 885722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                              ---------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission File Number:    0-20331
                       -------------------------------------------------------

     Midwest Federal Financial Corp.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Wisconsin                                                        39-1725856
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1159 Eighth Street, Baraboo, Wisconsin                                53913
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


(608) 356-7771
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

     N/A
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          X       YES                NO
             ------------      -------------
Registrant became subject to the filing requirements of the Act on July 7, 1992.

As of November 10, 1997 there were 2,069,998 shares, $.01 par value, of the registrant's common stock issued and 1,627,674 shares or common shares equivalents are outstanding.

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

                 Midwest Federal Financial Corp. And Subsidiary

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 1997 and December 31, 1996


                                                                                    Sept. 30, 1997         Dec. 31, 1996
                                                                              --------------------  --------------------
                                   ASSETS
Cash and cash equivalents                                                            $  4,880,988          $  6,874,107
Other Interest-bearing deposits                                                                 0               100,000
Securities held to maturity (fair value 1997 $901,014; 1996 $1,093,240)                   900,000             1,100,000
Securities available for sale                                                          36,825,350            34,320,832
Loans held for sale                                                                     1,278,900               527,446
Loans, net of allowance for loan losses 1997 $1,644,423; 1996 $1,538,580              158,117,955           144,201,689
Accrued interest receivable                                                             1,624,421             1,512,342
Premises and equipment, net                                                             4,232,220             4,030,183
Other Assets                                                                            3,829,475             3,633,424
                                                                              -------------------   -------------------
                                                                                     $211,689,309          $196,300,023
                                                                              ===================   ===================
                    LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
 Deposits:
  Non-interest bearing                                                               $ 14,324,181          $ 13,204,354
  Interest bearing                                                                    145,102,595           139,287,113
                                                                              -------------------   -------------------
                                                                                      159,426,776           152,491,467
 Borrowed Funds                                                                        30,600,000            24,800,000
  Advance payments by borrowers -- escrow accounts                                        409,195               141,893
  Accrued interest payable and other liabilities                                        2,206,300             1,962,987
                                                                              -------------------   -------------------
                                                                                      192,642,271           179,396,347
                                                                              -------------------   -------------------
Commitments, Contingencies and Credit Risk
Stockholder's Equity
 Common stock, par value $.01 per share, 9,000,000 shares authorized,
 2,069,998 shares issued, outstanding 1,627,674 and 1,620,379 respectively                 20,700                20,700
 Additional paid-in capital                                                             6,495,310             6,495,310
 Retained earnings, substantially restricted                                           16,311,532            14,507,322
 Unrealized gain (loss) on securities available for sale, net                             137,500               (94,600)
 Loan to ESOP                                                                            (302,715)             (350,142)
Treasury stock, at cost 442,324 and 449,619 shares respectively                        (3,615,289)           (3,674,914)
                                                                              -------------------   -------------------
                                                                                       19,047,038            16,903,676
                                                                              -------------------   -------------------
                                                                                     $211,689,309          $196,300,023
                                                                              ===================   ===================

See accompanying notes to consolidated financial statements

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                                  Quarter Ended                    Nine Months Ended
                                                        ----------------------------------  ------------------------------
                                                        09/30/97          09/30/96           09/30/97           09/30/96
                                                        ----------        ----------        -----------        -----------
Interest and dividend income:
 Mortgage loans                                         $2,553,597        $2,226,211        $ 7,400,358        $ 6,486,808
 Other loans                                             1,094,303           915,025          3,054,691          2,703,476
 Investment securities and interest-bearing deposits       276,405           362,606            917,272          1,093,875
 Mortgage-backed securities                                281,107           285,950            796,637            729,197
 Dividends on stock in Federal Home Loan Bank               27,341            18,679             75,373             48,539
                                                        ----------        ----------        -----------        -----------
 TOTAL INTEREST AND DIVIDEND INCOME                      4,232,753         3,848,471         12,244,331         11,061,895
                                                        ----------        ----------        -----------        -----------
Interest Expense:
 Deposits                                                1,823,260         1,722,391          5,323,028          5,009,995
 Borrowed funds                                            394,920           308,037          1,125,598            714,208
                                                        ----------        ----------        -----------        -----------
 TOTAL INTEREST EXPENSE                                  2,218,180         2,030,428          6,448,626          5,724,203
                                                        ----------        ----------        -----------        -----------
Net interest income                                      2,014,573         1,818,043          5,795,705          5,337,692
Provision for loan losses                                   69,000           145,000            207,000            250,000
                                                        ----------        ----------        -----------        -----------
Net interest income after provision for loan losses      1,945,573         1,673,043          5,588,705          5,087,692
                                                        ----------        ----------        -----------        -----------
Non-interest income:
 Loan fees and service charges                              79,672            60,520            219,120            197,609
 Deposit account fees and service charges - Net            222,326           207,612            650,352            591,553
 Net gain on sale of investment and mortgage-backed
  securities                                               194,768           100,008            527,605            258,942
 Net gain on sale of loans                                 162,919           213,805            344,296            352,818
 Other income                                              151,730           141,274            413,404            400,111
                                                        ----------        ----------        -----------        -----------
TOTAL NON-INTEREST INCOME                                  811,415           723,219          2,154,777          1,801,033
                                                        ----------        ----------        -----------        -----------
Operating Expenses:
 Compensation and other employee benefits                  846,835           755,933          2,387,185          2,182,923
 Occupancy                                                 195,249           192,539            584,573            589,189
 Telephone and postage                                      55,168            65,581            165,826            172,123
 Data processing                                            92,835            89,708            277,514            270,674
 Federal deposit insurance premiums                         21,603           914,121             65,129          1,051,815
 Other                                                     349,596           230,064            881,108            686,477
                                                        ----------        ----------        -----------        -----------
 TOTAL OPERATING EXPENSES                                1,561,286         2,247,946          4,361,335          4,953,201
                                                        ----------        ----------        -----------        -----------
Income before provision for income taxes                 1,195,702           148,316          3,382,147          1,935,523
Provision for income taxes                                 419,000            45,600          1,152,500            688,800
                                                        ----------        ----------        -----------        -----------
NET INCOME                                              $  776,702        $  102,716        $ 2,229,647        $ 1,246,723
                                                        ==========        ==========        ===========        ===========
Total earning per share                                 $      .45        $      .06        $      1.29        $       .73
                                                        ==========        ==========        ===========        ===========

See accompanying notes to consolidated financial statements

                        Midwest Federal Financial Corp.
                                 And Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                               Nine Months Ended
                                                                        ------------------------------
                                                                         09/30/97           09/30/96
                                                                        -----------        -----------
Cash Flows from operating activities:
 Net Income                                                             $ 2,229,647        $ 1,246,723
 Adjustments to reconcile net income to net cashprovided by
  operating activities:
  Depreciation                                                              281,757            282,224
  Amortization                                                               65,408             65,408
  Net amortization (accretion) of bond premiums and discounts               417,503            (17,611)
  Provision for loan losses                                                 207,000            250,000
  Securities (gains) losses                                                (527,605)          (258,942)
  Gain on sale of loans                                                    (344,296)          (352,818)
  Origination of loans held for sale                                    (16,068,114)       (17,476,401)
  Proceeds from sale of loans held for sale                              15,660,956         17,987,624
  Deferred income taxes                                                           0                  0
  Increase in accrued interest receivable and other assets                 (232,038)          (496,823)
  Increase in accrued interest payable and other liabilities                133,118            354,403
                                                                        -----------        -----------
   Net cash provided by operating activities                              1,823,336          1,583,787
                                                                        -----------        -----------
Cash flows from investing activities
  Net (increase) decrease in other interest-bearing deposits                100,000            498,999
  Purchases of securities held to maturity                                        0                  0
  Proceeds from maturities of securities held to maturity                   200,000            800,000
  Purchases of securities available for sale                            (25,924,034)       (18,943,213)
  Proceeds from sales of securities available for sale                   21,672,022         13,576,943
  Proceeds from maturities of securities available for sale               2,244,596          4,000,967
  Net increase in loans                                                 (14,123,266)       (17,655,273)
  Purchases of premises and equipment                                      (483,794)          (289,624)
                                                                        -----------        -----------
   Net cash (used in) investing activities                              (16,314,476)       (18,011,201)
Cash Flows From Financing Activities
 Net increase in deposits                                                 6,935,309         10,687,466
 Net increase (decrease) in borrowings                                    5,800,000          6,100,000
 Net increase in advance payments by borrowers for escrow                   267,302            336,182
 Purchase of treasury stock                                                       0           (751,688)
 Proceeds from exercise of stock options                                     31,758             82,277
 Dividends paid                                                            (536,348)          (304,148)
                                                                        -----------        -----------
   Net cash provided by financing activities                             12,498,021         16,150,089
                                                                        -----------        -----------
   Increase in cash and cash equivalents                                 (1,993,119)           330,971
Cash and cash equivalents:
 Beginning                                                                6,874,107          6,479,903
                                                                        -----------        -----------
 Ending                                                                 $ 4,880,988        $ 6,810,874
                                                                        ===========        ===========
Supplemental Cash Flow Information
 Cash payments for:
  Interest                                                              $ 5,323,028        $ 5,009,995
  Income taxes                                                            1,152,500            688,800

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

EARNINGS PER SHARE
Earnings per share of common stock for the periods ending September 30, 1997 and 1996 were computed based on consolidated net income and weighted average outstanding shares. The weighted average outstanding shares for the quarter ending September 30, 1997 and 1996 were 1,720,142 and 1,744,313 respectively.

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

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share data. That is, SFAS 128 will be implemented in the fourth quarter of 1997 and restated back to January 1, 1997. If SFAS 128 had been in effect during the third quarter of 1997, basic earnings per share would have been $.48 per share and diluted earnings per share would have been $.45 per share for the period ended September 30, 1997.

RECLASSIFICATIONS
Certain amounts in these financial statements for prior years have been reclassified to conform to the September 30, 1997, presentation.

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


                                                               Gross        Gross     Estimated
                                               Amortized  Unrealized   Unrealized        Market
                                                    Cost       Gains       Losses         Value
                                           ----------------------------------------------------
SECURITIES HELD TO MATURITY:
September 30, 1997
 U.S. Government and agency securities       $   900,000    $  1,311     $    297   $   901,014
                                           =============  ==========  ===========  ============
December 31, 1996
 U.S. Government and agency securities       $ 1,100,000    $    440     $  7,200   $ 1,093,240
                                           =============  ==========  ===========  ============
SECURITIES AVAILABLE FOR SALE:
September 30, 1997
 U.S. Government and agency securities       $ 8,228,073    $ 30,799     $ 11,354   $ 8,247,518
 State and municipal securities                6,246,033     141,768        2,099     6,385,702
 Mortgage-backed and related securities       21,454,980      97,496      104,609    21,447,867
 Equity securities                               679,263      74,375        9,375       744,263
                                           -------------  ----------  -----------  ------------
                                             $36,608,349    $344,438     $127,437   $36,825,350
                                           =============  ==========  ===========  ============
December 31, 1996
 U. S. Government and agency securities      $11,907,933    $ 30,599     $129,628   $11,808,904
 State and municipal securities                5,576,226      94,514        6,373     5,664,367
 Mortgage-backed securities                   15,827,399      46,298      270,410    15,603,287
 Equity securities                             1,158,874      87,975        2,575     1,244,274
                                           -------------  ----------  -----------  ------------
                                             $34,470,432    $259,386     $408,986   $34,320,832
                                           =============  ==========  ===========  ============

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3 - LOANS RECEIVABLE

Details of loans receivable


                                09/30/97            12/31/96
                              ------------        ------------
Commercial real estate        $ 40,687,273        $ 35,245,601
Residential real estate         64,961,656          66,615,603
Construction                     6,640,510           4,911,600
Consumer installment            20,631,434          16,435,287
Home equity                     16,114,563          13,347,187
Commercial                      12,970,458          10,643,378
                              ------------        ------------
                              $162,005,894        $147,198,656
Less:
Undisbursed loan proceeds        2,243,516           1,458,387
Allowance for loan losses        1,644,423           1,538,580
                              ------------        ------------
                              $158,117,955        $144,201,689
                              ============        ============

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - DEPOSIT ACCOUNTS

Deposit accounts are summarized as follows:


                                                                 09/30/97               12/31/96
                                                         ---------------------  ----------------------
                                                            Amount     Percent     Amount      Percent
                                                         ------------  -------  -------------  -------
Demand Deposit accounts (noninterest-bearing)
Negotiable Orders of Withdrawal (NOW) accounts           $ 13,384,025    8.40%   $ 13,204,352    8.66%
 (2.25% at December 31, 1996 and September 30, 1997)       11,092,403    6.96%     10,775,861    7.07%
Savings Accounts
 (2.25% at December 31, 1996 and September 30, 1997)       11,549,795    7.24%     11,255,467    7.38%
Money market accounts
 (2.40% to 5.30% at December 31, 1996 and September 30,
  1997)                                                    33,984,528   21.32%     30,711,114   20.14%
Certificate Accounts:
 Less than 3.00%                                                    0       0               0       0
 3.00% to 3.99%                                               550,339    0.35%      2,398,461    1.57%
 4.00% to 4.99%                                             3,191,304    2.00%      3,474,756    2.28%
 5.00% to 5.99%                                            49,396,376   30.98%     48,399,408   31.74%
 6.00% to 6.99%                                            34,498,566   21.64%     29,819,655   19.55%
 7.00% and over                                             1,779,440    1.11%      2,452,393    1.61%
                                                         ------------  ------   -------------  ------
Totals                                                   $159,426,776  100.00%   $152,491,467  100.00%
                                                         ============  ======   =============  ======
Weighted Average Savings Interest Rate                                   5.23%                   5.10%
                                                                       ======                  ======

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

The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 1997:


                                          Tangible        Core       Risk-Based
                                          Capital       Capital       Capital
                                        ------------  ------------  ------------
Savings Bank's regulatory percentage           7.27%         7.27%        10.01%
Required regulatory percentage                 1.50%         3.00%         8.00%
                                        -----------   -----------   -----------
Excess regulatory percentage                   5.77%         4.27%         2.01%
                                        ===========   ===========   ===========
Savings Bank's regulatory capital       $15,262,000   $15,262,000   $16,906,000
Required regulatory capital               3,147,000     6,293,000    13,510,000
                                        -----------   -----------   -----------
Excess regulatory capital               $12,115,000   $ 8,969,000   $ 3,396,000
                                        ===========   ===========   ===========

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL DATA SUMMARY

TOTAL ASSETS
Total assets have increased by $15.4 million from December 31, 1996, to September 30, 1997, an increase of 7.8%. Deposit growth, and to a lessor extent, borrowings, have funded increases in earning assets.

LOANS
Net loans receivable have increased by $13.9 million from December 31, 1996, to September 30, 1997, an increase of 9.7 %. Commercial mortgage loans account for $5.4 million of this increase and consumer loans account for $7.0 million. Adjustable rate mortgage loans, commercial and consumer loans are held in the portfolio of the Bank. Fixed rate mortgage originations continue to be sold to FHLMC.

CASH AND INVESTMENTS
Mortgage backed securities and investments have increased by $2.3 million from December 31, 1996 to September 30, 1997, an increase of 6.5%.

DEPOSITS
Deposit growth from December 31, 1996, to September 30, 1997, was $6.9 million, an increase of 4.5%. Deposit growth was used to fund the growth in loans and investments.

BORROWED FUNDS
The borrowed funds of the Bank have increased by $5.8 million from December 31, 1996 to September 30, 1997, an increase of 23.4%. The increase in borrowed funds has helped fund growth in earning assets.

EQUITY
Equity increased $2.1 million or 12.7% since December 31, 1996. The increase is primarily due to increased retained earnings.

OPERATING DATA SUMMARY

NET INTEREST INCOME
Net interest income for the third quarter of 1997 is up 10.8% over the third quarter of 1996. The increase in net interest income is due to growth in assets of 8.7% from one year ago. Year to date net interest income is up 7.9% due to similar increases in asset growth year to date. Third quarter 1997 net interest margin was 4.13% compared to 4.10% for the third quarter of 1996.

NON-INTEREST INCOME
Non-interest income increased by 10.9% from the quarter ending September 30, 1996, compared to the quarter ending September 30, 1997, and is up 19.6% year to date. Increases in gain on sale of securities are primarily responsible for this increase.

NON-INTEREST EXPENSE
Non-interest expenses decreased by 30.5% for the quarter ending September 30, 1997, when compared to the quarter ending September 30, 1996, and is down 11.9% year to date. The decrease is due to a one time FDIC insurance assessment of $842,600 booked on September 30, 1996. Non-interest expense, net of the one time assessment in 1996, is up 11.1% for the quarter and 6.1% year to date.

NET INCOME
Net income for the third quarter of 1997 is 27.6% higher than pre-FDIC assessment earnings for the third quarter of 1996 and pre-FDIC assessment earnings per share increased from $.35 to $.45, or 29%. Net income year to date is 27.2% higher than pre-FDIC assessment earnings in 1996 and year to date pre-FDIC assessment earnings per share increased from $1.02 to $1.29, or 26.5%.

ASSET QUALITY
Midwest Federal Financial Corp. and its subsidiary has specific targets in evaluating asset quality.

The allowance for loan losses as of September 30, 1997, amounts to $1,644,423 or 1.02% of total loans. This exceeds the internally established target of 1.00% and compares relatively unchanged when compared to 1.04% as of September 30, 1996.

The ratio of non-performing assets to total assets is at .09% as of September 30, 1997, well below the internally acceptable standard of .33% and has improved from the September 30, 1996, ratio of .24%

Net charge-offs to average outstanding loans during the third quarter ending September 30, 1997, is at .03%. This ratio at September 30, 1996, was at .05%

                        MIDWEST FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                              KEY OPERATING RATIOS
                                  (UNAUDITED)
                               ENDED SEPTEMBER 30



                                                                    Three Month Period
                                                                  ---------------------
                                                                    1997        1996
                                                                  ---------   ---------
Return on assets
(Net income divided by average assets) (1)                            1.49%     .21%(2)
Return on average equity
(net income divided by average equity) (1)                           16.66%    2.44%(3)
Average equity to average assets                                      8.91%    8.78%
Interest rate spread
(difference between average yield on interest earning assets and
average cost of interest bearing liabilities) (1)                     3.59%    3.62%
Net interest margin
(net interest income as a percentage of average interest
earning assets) (1)                                                   4.13%    4.10%
Non-interest expense to average assets (1)                            2.99%    4.69%(4)
Average interest earning assets to interest bearing deposits        111.98%  110.57%
Allowance for loan losses to total loans at end of period             1.02%    1.04%
Net charge-offs to average outstanding loans during the period         .03%     .05%
Ratio of non-performing assets to total assets                         .09%     .24%
Risk-based capital (of the Bank)                                     10.01%   12.08%

(1) Annualized
(2) Before one-time FDIC assessment:  1.27% (1)
(3) Before one-time FDIC assessment: 14.45% (1)
(4) Before one-time FDIC assessment:  2.93% (1)

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

            Not Applicable

       Item 5.  Other information

            Not Applicable

       Item 6.  Exhibits and Reports on Form 8-K

            During the quarter ended September 30, 1997, the Registrant was not required to file any Current Reports on Form 8-K, and no reports on Form 8-K were filed.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        MIDWEST FEDERAL FINANCIAL CORP.




           \s\ Gary E. Wegner
         -------------------------------------------------
           Gary E. Wegner, President & CEO



           \s\ Dean C. Carter
         -------------------------------------------------
           Dean C. Carter, Chief Financial Officer





      Date: November 13, 1997